Form 10-Q
period 1995-03-31
OHIO ART CO
filed 1995-05-12
CIK 73942

UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			  Washington, DC  20549



				 FORM 10-Q



	     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1995


Commission file number 0-4479


			 THE OHIO ART COMPANY
	 (Exact name of registrant as specified in its charter)


	 Ohio                                 34-4319140
(State of Incorporation)         (I.R.S. Employer Identification No.)


		   P.O. Box 111,  Bryan, Ohio  43506
		(Address of Principal Executive Offices)


Registrant's telephone number, including area code:  (419) 636-3141


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

			    Yes __X__    No _____


     At April 30, 1995 there were 497,277 shares outstanding of the Company's Common Stock at $1.00 par value.

							      FORM 10-Q



PART I - FINANCIAL INFORMATION


		   THE OHIO ART COMPANY AND SUBSIDIARIES

	      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

				(UNAUDITED)


						   Three Months Ended
							 March 31
						   ------------------
						     1995       1994
						   -------    -------
						 (In thousands, except
						    per share data)
Net Sales                                          $ 7,011    $ 6,028
Other Income                                           234        224
						   -------    -------
						     7,245      6,252

Costs and Expenses:
  Cost of products sold                              5,651      4,930
  Selling, administrative and general                2,787      2,610
  Interest                                              15         18
						   -------    -------
						     8,453      7,558

LOSS BEFORE INCOME TAXES                            (1,208)    (1,306)

Income Tax Credit                                     (411)      (444)
						   -------    -------
NET LOSS                                           $  (797)   $  (862)
						   =======    =======

Net Loss Per Share                                 $ (1.61)   $ (1.72)

Dividends Per Share                                $   .30    $   .12

Average Shares Outstanding (Note 3)                    494        501


See notes to condensed consolidated unaudited financial statements.


							    Page 2 of 9

							      FORM 10-Q

		THE OHIO ART COMPANY AND SUBSIDIARIES

		CONDENSED CONSOLIDATED BALANCE SHEETS


						  March 31   December 31
						    1995        1994
						 ---------   -----------
						 (Unaudited)   (Note)
						 (Thousands of dollars)
ASSETS
  Current Assets
    Cash                                          $ 3,206     $ 4,400
    Accounts receivable less allowance
      (1995 - $435; 1994 - $465)                    4,054       7,494
    Inventories - Note 2
      On first-in, first-out cost method:
	Finished products                           3,817       2,902
	Products in process                           487         287
	Raw materials                               3,139       2,835
      Less: Adjustment to reduce inventories
	to last-in, first-out cost method          (2,466)     (2,445)
						  -------     -------
						    4,977       3,579

    Recoverable income taxes                          399         -0-
    Prepaid expenses                                  696         955
    Deferred federal income taxes                     811         810
						  -------     -------
	Total Current Assets                       14,143      17,238

  Property, Plant and Equipment
    Cost                                           25,368      24,849
    Less allowances for depreciation               19,789      19,305
						  -------     -------
						    5,579       5,544

  Other Assets                                      1,523       1,530

  Goodwill                                            857         862
						  -------     -------
						  $22,102     $25,174
						  =======     =======

See notes to condensed consolidated unaudited financial statements.

NOTE: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

							      FORM 10-Q

		THE OHIO ART COMPANY AND SUBSIDIARIES

		CONDENSED CONSOLIDATED BALANCE SHEETS


						  March 31   December 31
						    1995        1994
						  --------   -----------
						 (Unaudited)   (Note)
						 (Thousands of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                              $ 4,887     $ 6,055
    Income taxes payable                              -0-         678
    Other current liabilities                         923       1,195
						  -------     -------
      Total Current Liabilities                     5,810       7,928

  Deferred Federal Income Taxes                       906         906

  Long-Term Obligations                               521         454

  Stockholders' Equity
    Common Stock, par value $1.00 per share:
      Authorized:  1,935,552 shares
      Outstanding:  1995-497,368; 1994-497,470
	shares (excluding treasury shares of
	181,641 and 181,539 respectively)             497         497
    Additional paid-in capital                        759         760
    Retained earnings                              13,609      14,629
						  -------     -------
						   14,865      15,886
						  -------     -------
						  $22,102     $25,174
						  =======     =======


See notes to condensed consolidated unaudited financial statements

NOTE: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

							      FORM 10-Q

		THE OHIO ART COMPANY AND SUBSIDIARIES

	   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			     (UNAUDITED)


						   Three Months Ended
							March 31
						   -------------------
						     1995       1994
						   --------   --------
						 (Thousands of dollars)
Operating Activities
  Net loss                                         $  (797)   $  (862)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Provision for depreciation and amortization      503        448
      Changes in accounts receivable, inventories,
	prepaid expenses, other assets, accounts
	payable, and other liabilities                (419)      (417)
						   --------   --------
	  NET CASH USED IN OPERATING ACTIVITIES       (713)      (831)

Investing Activities
  Purchase of plant and equipment, less
    net book value of disposals                       (519)      (397)
						   --------   --------
	  NET CASH USED IN INVESTING ACTIVITIES       (519)      (397)

Financing Activities
  Borrowings                                            71         73
  Purchase of common stock                              (3)       -0-
  Cash dividends                                       (30)       (60)
						   --------   --------
	  NET CASH PROVIDED BY
	    FINANCING ACTIVITIES                        38         13
						   --------   --------
Cash
  Decrease during period                            (1,194)    (1,215)
  At beginning of period                             4,400      3,019
						   --------   --------
	  CASH AT END OF PERIOD                    $ 3,206    $ 1,804
						   ========   ========

See notes to condensed consolidated unaudited financial statements.

							      FORM 10-Q



		THE OHIO ART COMPANY AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			    (UNAUDITED)
			   March 31, 1995



Note 1 - Basis of Presentation

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.

For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

All adjustments necessary (consisting of normal adjustments), in the opinion of management, for a fair statement of results for the periods indicated have been made.

Due to the seasonal nature of the toy business in which the Company is engaged and the factors set forth in Management's Discussion and Analysis, the results of interim periods are not necessarily indicative of a full calendar year.


Note 2 - Inventories

The Company takes a physical inventory annually at each location. The amounts shown in the quarterly financial statements have been determined using the Company's standard cost accounting system. An estimate, based on past experience, of the adjustment which may result from the next physical inventory has been included in the financial statements. Inventories are priced at the lower of cost or market under the last-in, first-out (LIFO) cost method. Since inventories under the LIFO method can only be determined at the end of each fiscal year based on quantities and costs at that time, interim inventory valuation must be based on estimates of quantities and costs at year-end.


Note 3 - Average Shares Outstanding

Unallocated ESOP shares are deducted from outstanding shares of Common Stock to arrive at average shares outstanding.

							      FORM 10-Q



		 MANAGEMENT'S DISCUSSION AND ANALYSIS



OPERATIONS
- - ----------
Net sales for the three months ended March 31, 1995 increased to $7,011,000 from $6,028,000 for the comparable 1994 period as a result of sales increases in both domestic and international toy markets along with increases in the Company's Custom Manufactured Products segment. Toy sales in the United States market increased approximately $600,000 for the three months ended March 31, 1995 from the similar 1994 period due to increased sales of the Company's Making Creativity Fun!(R)line of products. International toy shipments increased approximately $200,000 for the quarter ended March 31, 1995 as compared to the same period in 1994 as a result of the restructuring of our distribution network with western European toy companies, which was effective January 1, 1995.
Toy sales trends did not have a material impact on the Company's sales increase for the first three months of 1995 as compared to the similar 1994 period. Net sales increased slightly for the Company's Custom Manufactured Products segment primarily as a result of increased shipments of film canisters.

The Company's business is seasonal, with approximately 60-70% of its sales being made in the last six months of the calendar year in recent years. Because of the seasonality of the Company's business, the dollar order backlog in mid-May is not necessarily indicative of expectations of sales for the full year. Subject to industry practice and comments as detailed in the Registrant's annual Form 10-K for the year ended December 31, 1994, order receipts through May 10 are approximately $14,770,000 versus $12,385,000 for the same period of 1994, or approximately 19% ahead of the prior year.

Gross profit margin (percentage) for the first quarter of 1995 (19.4%) increased slightly from the first quarter of 1994 (18.2%) primarily due to the increased sales of the Making Creativity Fun!(R)line of products, which are generally at a higher gross margin than other products.

Selling, administrative, and general expenses for the first quarter of 1995 increased to $2,787,000 from $2,610,000 for the comparable period in 1994. This is due to increases of approximately $120,000 in salaries and other employee related costs as a result of a higher headcount in the first quarter of 1995 as compared to the similar 1994 period. Royalty expense also increased approximately $50,000 as a result of increased sales of products subject to inventor royalties.

							      FORM 10-Q



		 MANAGEMENT'S DISCUSSION AND ANALYSIS



FINANCIAL CONDITION
- - -------------------
The company's current ratio increased from 2.2 to 1 at December 31, 1994 to 2.4 to 1 at March 31, 1995. This change is due principally to the Company's payment of incentive compensation awards and income taxes payable during the first quarter of 1995, which were accrued as of December 31, 1994. Incentive compensation awards paid during the first quarter of 1995 were directly related to the Company's profitability in 1994, as detailed in the Registrant's annual Form 10-K for the year ended December 31, 1994.


PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K  -  The company did not
		file any reports on Form 8-K during the three months ended
		March 31, 1995.

The information called for in Items 1, 2, 3, 4, and 5 are not applicable.

							      FORM 10-Q



			     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




						 THE OHIO ART COMPANY
						 --------------------
						     (Registrant)




Date:     May 12, 1995                      /s/ William C. Killgallon
					    -------------------------
						William C. Killgallon
						Chairman of the Board




Date:     May 12, 1995                        /s/ M. L. Killgallon II
					      -----------------------
						  M. L. Killgallon II
						      President




Date:     May 12, 1995                          /s/ Paul R. McCusty
						---------------------
						    Paul R. McCusty
					       Vice President Finance