Form 10-Q
period 1995-06-30
OHIO ART CO
filed 1995-08-11
CIK 73942

UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			  Washington, DC  20549



				 FORM 10-Q



	     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1995


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

			    Yes __X__    No _____


     At July 31, 1995 there were 491,171 shares outstanding of the Company's Common Stock at $1.00 par value.

							      FORM 10-Q



PART I - FINANCIAL INFORMATION


		   THE OHIO ART COMPANY AND SUBSIDIARIES

	      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

				(UNAUDITED)


				Six Months Ended     Three Months Ended
				    June 30                June 30
				----------------     ------------------
				 1995     1994         1995     1994
				-------  -------      -------  -------
				 (In thousands, except per share data)
Net Sales                       $13,822  $13,524      $ 6,811  $ 7,496
Other Income                        551      336          317      112
				-------  -------      -------  -------
				 14,373   13,860        7,128    7,608

Costs and Expenses:
  Cost of products sold          10,893   10,544        5,242    5,614
  Selling, administrative
	     and general          5,652    5,231        2,865    2,621
  Interest                           33       35           18       17
				-------  -------      -------  -------
				 16,578   15,810        8,125    8,252
				-------  -------      -------  -------

LOSS BEFORE INCOME TAXES         (2,205)  (1,950)        (997)    (644)

Income Tax Credit                  (750)    (663)        (339)    (219)
				_______  _______      _______  _______

NET LOSS                        $(1,455) $(1,287)     $  (658) $  (425)
				=======  =======      =======  =======


Net Loss Per Share              $ (2.96) $ (2.58)     $ (1.35) $  (.86)

Dividends Per Share             $   .36  $   .18      $   .06  $   .06

Average Shares Outstanding          492      499          489      498
     (Note 3)


See notes to condensed consolidated unaudited financial statements.


							   Page 2 of 10

							      FORM 10-Q

		THE OHIO ART COMPANY AND SUBSIDIARIES

		CONDENSED CONSOLIDATED BALANCE SHEETS


						  June 30   December 31
						    1995        1994
						  -------     -------
						 (Unaudited)   (Note)
						 (Thousands of dollars)
ASSETS
Current Assets
    Cash                                          $   137     $ 4,400
    Accounts receivable less allowance
      (1995 - $494; 1994 - $465)                    4,732       7,494
    Inventories - Note 2
      On first-in, first-out cost method:
	Finished products                           5,422       2,902
	Products in process                           543         287
	Raw materials                               4,053       2,835
      Less: Adjustment to reduce inventories
	to last-in, first-out cost method          (2,475)     (2,445)
						  -------     -------
						    7,543       3,579

    Recoverable income taxes                          738         -0-
    Prepaid expenses                                  772         955
    Deferred federal income taxes                     811         810
						  -------     -------
	Total Current Assets                       14,733      17,238

  Property, Plant and Equipment
    Cost                                           26,005      24,849
    Less allowances for depreciation               20,272      19,305
						  -------     -------
						    5,733       5,544

  Other Assets                                      1,533       1,530

  Goodwill                                            852         862
						  -------     -------
						  $22,851     $25,174
						  =======     =======

See notes to condensed consolidated unaudited financial statements.

NOTE: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

							      FORM 10-Q

		THE OHIO ART COMPANY AND SUBSIDIARIES

		CONDENSED CONSOLIDATED BALANCE SHEETS


						  June 30   December 31
						    1995        1994
						  -------     -------
						 (Unaudited)   (Note)
						 (Thousands of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                              $ 5,220     $ 6,055
    Income taxes payable                              -0-         678
    Other current liabilities                         720       1,195
						  -------     -------
      Total Current Liabilities                     5,940       7,928

  Deferred Federal Income Taxes                       906         906

  Long-Term Obligations                             2,223         454

  Stockholders' Equity
    Common Stock, par value $1.00 per share:
      Authorized:  1,935,552 shares
      Outstanding:  1995-491,267; 1994-497,470
	shares (excluding treasury shares of
	187,742 and 181,539 respectively)             491         497
    Additional paid-in capital                        745         760
    Retained earnings                              12,546      14,629
						  -------     -------
						   13,782      15,886
						  -------     -------

						  $22,851     $25,174
						  =======     =======


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

							      FORM 10-Q


		THE OHIO ART COMPANY AND SUBSIDIARIES

	   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			     (UNAUDITED)


						    Six Months Ended
							 June 30
						   ------------------
						     1995       1994
						   -------    -------
						 (Thousands of dollars)
Operating Activities
Net loss                                           $(1,455)   $(1,287)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Provision for depreciation and amortization      967        900
      Changes in accounts receivable, inventories,
	prepaid expenses, other assets, accounts
	payable, and other liabilities              (3,732)    (2,108)
						   -------    -------
	  NET CASH USED IN OPERATING ACTIVITIES     (4,220)    (2,495)

Investing Activities
  Purchase of plant and equipment, less
    net book value of disposals                     (1,156)      (641)
						   -------    -------
	  NET CASH USED IN INVESTING ACTIVITIES     (1,156)      (641)

Financing Activities
  Borrowings                                         1,500        400
  Purchase of common stock                            (208)       (12)
  Cash dividends                                      (179)       (90)
						   -------    -------
	    NET CASH PROVIDED BY
	      FINANCING ACTIVITIES                   1,113        298
						   -------    -------
Cash
  Decrease during period                            (4,263)    (2,838)
  At beginning of period                             4,400      3,019
						   -------    -------
	  CASH AT END OF PERIOD                    $   137    $   181
						   =======    =======

See notes to condensed consolidated unaudited financial statements.

							      FORM 10-Q



		THE OHIO ART COMPANY AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			    (UNAUDITED)
			    June 30, 1995



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

							      FORM 10-Q



		 MANAGEMENT'S DISCUSSION AND ANALYSIS



OPERATIONS
- ----------
Net sales for the six months ended June 30, 1995 increased slightly to $13,822,000 from $13,524,000 for the comparable 1994 period and decreased to $6,811,000 for the second quarter of 1995 from $7,496,000 for the comparable 1994 period. Sales during the first half of the year as well as for the three months ended June 30th, increased to our international and lithography customers while sales to domestic customers and sales by Strydel, Inc., our injection molding facility, decreased. The decrease in sales in the second quarter was due primarily to the decrease in domestic toy sales of approximately $800,000, which were hampered by the delay of new toy product start-ups which were delayed from the beginning of the second quarter until late in the second quarter. The increase in sales for the six months ended June 30, 1995 was due primarily to sales to our international customers, which increased approximately $700,000. This was the result of restructuring our distribution network with western European toy companies, which was effective January 1, 1995. This increase was offset by a decrease in domestic toy sales of approximately $400,000 for the six months ended June 30, 1995 for the reason cited above.

The Company's business is seasonal, with approximately 60-70% of its sales being made in the last six months of the calendar year in recent years. Because of the seasonality of the Company's business, the dollar order backlog in July is not necessarily indicative of expectations of sales for the full year. Subject to industry practice and comments as detailed in the Registrant's annual Form 10-K for the year ended December 31, 1994, order receipts through July 31st are approximately $21,100,000 versus $13,600,000 for the same period of 1994, or approximately 55% ahead of the prior year. The increase in the order backlog is due to the delay in new toy product start-ups for which orders have beeen received but shipments have not yet been made, and orders received for the promotion of the 35th anniversary of Etch A Sketchr which, due to the delay in special packaging, have not yet been shipped.

Gross profit margin (percentage) for the six months ended June 30, 1995 (21.2%) decreased from the comparable 1994 period (22.0%). Gross profit margin percentage for the second quarter of 1995 decreased to 23.0% from 25.1% for the similar period of 1994. The decrease in gross profit margin is due to lower domestic toy sales production which resulted in larger overhead per unit of sales variance than the prior year.

							      FORM 10-Q



		 MANAGEMENT'S DISCUSSION AND ANALYSIS



Selling, administrative, and general expenses for the six months ended June 30, 1995 increased to $5,652,000 from $5,231,000 for the comparable 1994 period and increased to $2,865,000 for the second quarter of 1995 from $2,621,000 for the comparable 1994 period. For the six months ended June 30, 1995, royalty expense increased approximately $130,000 as the result of increased sales of products subject to inventor royalties; travel and entertainment increased approximately $150,000 due to increased traveling for both international and domestic sales activities, and salaries increased approximately $90,000 as the result of a higher headcount. For the second quarter, royalty expense increased approximately $80,000, travel and entertainment increased approximately $50,000, and salaries increased approximately $50,000; all for the same reasons as stated above.

FINANCIAL CONDITION
- -------------------
The Company's current ratio increased to 2.5 to 1 at June 30, 1995 from
2.2 to 1 at December 31, 1994. The Company used cash on hand as well as cash collected from accounts receivable at December 31, 1994, and borrowings from the Revolving Credit Agreement (classified as a long-term liability) to finance the buildup of inventory, payment of income taxes, and paydown of accounts payable. Inventories at June 30, 1995 increased $3,964,000 from December 31, 1994. This change during the first half of 1995 is consistent with the seasonal nature of the Company's business, as inventories are built during the first six months of the year for shipment during the last six months of the year.

On May 26, 1995, the Company renewed its three-year $10,000,000 Revolving Credit Agreement which extended the maturity date until May 1998. The Company also changed its $6,000,000 Demand Credit Agreement to a maturity date of May 25, 1996. All the terms and conditions related to both agreements are the same as the previous agreements except for the maturity date.

							      FORM 10-Q



		 MANAGEMENT'S DISCUSSION AND ANALYSIS



PART II - OTHER INFORMATION


Item 4.     (a)  The annual meeting of stockholders of The Ohio Art
		 Company was held on May 2, 1995.

	    (c) Set forth below is the tabulation of the votes on each nominee for election as a director:
							  WITHHOLD
					      FOR         AUTHORITY

		W. C. Killgallon           465,479         1,833
		Martin L. Killgallon       465,479         1,833
		E. J. Wright               465,479         1,833
		Frank L. Gallucci          465,479         1,833


Item 6. Exhibits and reports on Form 8-K  -  The company did not
		file any reports on Form 8-K during the three months ended
		June 30, 1995.

The information called for in Items 1, 2, 3, and 5 are not applicable.

							      FORM 10-Q



			       SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





						 THE OHIO ART COMPANY
						----------------------
						     (Registrant)





Date:     August 14, 1995                   /s/ William C. Killgallon
					    --------------------------
						William C. Killgallon
						Chairman of the Board





Date:     August 14, 1995                     /s/ M. L. Killgallon II
					      ------------------------
						  M. L. Killgallon II
						      President





Date:     August 14, 1995                       /s/ Paul R. McCusty
						----------------------
						    Paul R. McCusty
						Vice President Finance