Form 10-Q
period 1995-09-30
OHIO ART CO
filed 1995-11-13
CIK 73942

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549



                                 FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1995


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

                            Yes__X__    No _____


     At October 31, 1995 there were 481,424 shares outstanding of the Company's Common Stock at $1.00 par value.

                                                              FORM 10-Q



PART I - FINANCIAL INFORMATION


                   THE OHIO ART COMPANY AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                (UNAUDITED)


                                Nine Months Ended    Three Months Ended
                                   September 30         September 30
                                 ----------------    ------------------
                                  1995     1994        1995     1994
                                 -------  -------     -------  -------
                                  (In thousands, except per share data)
Net sales                        $29,335  $26,721     $15,513  $13,197
Other income                         805      524         254      188
                                 -------  -------     -------  -------
                                  30,140   27,245      15,767   13,385

Costs and expenses:
  Cost of products sold           20,996   19,150      10,103    8,606
  Selling, administrative
             and general           9,862    8,607       4,210    3,376
  Interest                           112       74          79       39
                                 -------  -------     -------  -------
                                  30,970   27,831      14,392   12,021
                                 -------  -------     -------  -------

INCOME(LOSS) BEFORE INCOME TAXES    (830)    (586)      1,375    1,364

Income taxes (Credit)               (291)    (199)        459      464
                                 -------  -------     -------  -------
NET INCOME(LOSS)                 $  (539) $  (387)    $   916  $   900
                                 =======  =======     =======  =======


Net income(loss) per share       $ (1.11) $  (.78)    $  1.85  $  1.80

Dividends per share              $   .42  $   .24     $   .06  $   .06

Average shares outstanding           487      498         478      496
     (Note 3)


See notes to condensed consolidated unaudited financial statements.


                                                           Page 2 of 10

                                                              FORM 10-Q


                THE OHIO ART COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS

                                              September 30  December 31
                                                   1995         1994
                                                 -------      -------
                                                (Unaudited)    (Note)
                                                (Thousands of dollars)
ASSETS
  Current Assets
    Cash                                         $   498      $ 4,400
    Accounts receivable less allowance
      (1995 - $532; 1994 - $465)                  11,032        7,494
    Inventories - Note 2
      On first-in, first-out cost method:
        Finished products                          5,563        2,902
        Products in process                          423          287
        Raw materials                              4,658        2,835
      Less: Adjustment to reduce inventories
        to last-in, first-out cost method         (2,490)      (2,445)
                                                 -------      -------
                                                   8,154        3,579

    Recoverable income taxes                         279          -0-
    Prepaid expenses                                 935          955
    Deferred federal income taxes                    810          810
                                                 -------      -------
        Total Current Assets                      21,708       17,238

  Property, Plant and Equipment
    Cost                                          26,274       24,849
    Less allowances for depreciation              20,756       19,305
                                                 -------      -------
                                                   5,518        5,544

  Other Assets                                     1,526        1,530

  Goodwill                                           847          862
                                                 -------      -------
                                                 $29,599      $25,174
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

                                                              FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS


                                               September 30  December 31
                                                   1995         1994
                                                 -------      -------
                                                (Unaudited)    (Note)
                                                (Thousands of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                             $ 8,589      $ 6,055
    Income taxes payable                             -0-          678
    Other current liabilities                        757        1,195
                                                 -------      -------
      Total Current Liabilities                    9,346        7,928

  Deferred Federal Income Taxes                      906          906

  Long-Term Obligations                            5,031          454

  Stockholders' Equity
    Common Stock, par value $1.00 per share:
      Authorized:  1,935,552 shares
      Outstanding:  1995-481,424; 1994-497,470
        shares (excluding treasury shares of
        197,585 and 181,539 respectively)            481          497
    Additional paid-in capital                       729          760
    Retained earnings                             13,106       14,629
                                                 -------      -------
                                                  14,316       15,886
                                                 -------      -------

                                                 $29,599      $25,174
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

                                                              FORM 10-Q


                THE OHIO ART COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (UNAUDITED)


                                                    Nine Months Ended
                                                      September 30
                                                   ------------------
                                                     1995       1994
                                                   -------    -------
                                                 (Thousands of dollars)
Operating Activities
  Net loss                                         $  (539)   $  (387)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Provision for depreciation and amortization    1,451      1,346
      Changes in accounts receivable, inventories,
        prepaid expenses, other assets, accounts
        payable, and other liabilities              (6,920)    (3,020)
                                                   -------    -------
          NET CASH USED IN OPERATING ACTIVITIES     (6,008)    (2,061)

Investing Activities
  Purchase of plant and equipment, less
    net book value of disposals                     (1,425)      (953)
                                                   -------    -------
          NET CASH USED IN INVESTING ACTIVITIES     (1,425)      (953)

Financing Activities
  Borrowings                                         4,800      2,200
  Payments of debt                                    (500)      (700)
  Purchase of common stock                            (561)       (64)
  Cash dividends                                      (208)      (120)
                                                   -------    -------
            NET CASH PROVIDED BY
              FINANCING ACTIVITIES                   3,531      1,316
                                                   -------    -------
Cash
  Decrease during period                            (3,902)    (1,698)
  At beginning of period                             4,400      3,019
                                                   -------    -------
          CASH AT END OF PERIOD                    $   498    $ 1,321
                                                   =======    =======

See notes to condensed consolidated unaudited financial statements.

                                                              FORM 10-Q



                THE OHIO ART COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)
                         September 30, 1995



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

                                                              FORM 10-Q



                 MANAGEMENT'S DISCUSSION AND ANALYSIS



OPERATIONS
----------
Net sales for the nine months ended September 30, 1995 increased to $29,335,000 from $26,721,000 for the comparable 1994 period and increased to $15,513,000 for the third quarter of 1995 from $13,197,000 for the comparable 1994 period. Sales during the first nine months of the year as well as for the three months ended September 30th, increased to our international and domestic toy customers while sales by Strydel, Inc., our injection molding facility decreased. International toy sales, which increased approximately $1,600,000 for the three months and approximately $2,300,000 for the nine months was due to restructuring our distribution network with western European toy companies, which was effective January 1, 1995. The domestic toy sales increase of approximately $1,100,000 for the three months and $700,000 for the nine months was due to the shipment of new toy product start-ups, which had been delayed from the beginning of the second quarter until late in the second quarter, as well as an increase in sales of basic toy products.

The Company's business is seasonal, with approximately 60-70% of its sales being made in the last six months of the calendar year in recent years. Subject to industry practice and comments as detailed in the Registrant's annual Form 10-K for the year ended December 31, 1994, order backlog as of October 31st is approximately $7,443,000 versus $5,951,000 for the same period of 1994 or approximately 25% higher than the prior year. Based on the higher level of sales through the first nine months, as well as the increase in the order backlog, it is anticipated that net sales for the calendar year 1995 will be greater than 1994 sales by approximately 15% to 20%, although it is difficult to predict the final outcome for 1995.

Other income for the first nine months of 1995 increased to $805,000 from $524,000 for the comparable 1994 period and increased to $254,000 for the third quarter of 1995 from $188,000 for the comparable 1994 period. The increase in other income is primarily due to an increase in royalty income from the distribution of the Company's products outside of the United States as a result of the distributor network reorganization discussed above.

Gross profit margin (percentage) for the nine months ended September 30 1995 (28.4%) and for the third quarter of 1995 (34.9%) marginally increased from the comparable 1994 periods (28.3% and 34.8% respectively). The .1% increase for both the three month period and year to date period is the result of slightly higher gross profit margins at standard offset by a slight increase in overhead expenses.

                                                              Form 10-Q



                 MANAGEMENT'S DISCUSSION AND ANALYSIS



Selling, administrative, and general expenses, as a percentage of net sales, increased for the nine months ended September 30, 1995 (33.6%) and for the third quarter of 1995 (27.1%) from the comparable 1994 periods (32.2% and 25.6% respectively). The increase of approximately 1.5% for both the quarter and year to date is due to increased travel and entertainment expenses as both domestic and international sales departments increased traveling activities and increased royalty expense as the result of increased sales of products subject to inventor royalties.

Interest expense for the nine months ended September 30, 1995 increased to $112,000 from $74,000 for the comparable 1994 period and increased to $79,000 for the third quarter of 1995 from $39,000 for the similar 1994 period. The increase, which occurred entirely in the third quarter, is due to higher levels of borrowing at slightly higher interest rates.
The higher levels of borrowing are necessary to support the higher levels of inventory, which are necessary to meet anticipated shipments in the fourth quarter of 1995.

FINANCIAL CONDITION
-------------------
The seasonal nature of the business generally requires a substantial buildup of working capital during the second and third calendar quarters to carry inventory and accounts receivable. Extended payment terms are in general use in the toy industry. Historically, this was given in order to encourage earlier shipment of merchandise for selling during the Christmas season. Customers in the toy industry now accept shipments when inventory is needed, not early, but the extended payment terms have remained. In addition, it is now necessary for the Company to carry inventory in order to meet fourth quarter customer demand. Borrowings to finance this working capital requirement are normally repaid during the fourth quarter as these receivables are collected.

Consistent with this seasonal nature of the business, working capital was increased during the third quarter of 1995. This buildup was primarily funded by the use of cash on hand at December 31, 1994, bank borrowings, and accounts payable. The use of bank borrowings, classified as long-term obligations, has resulted in an increase in the current ratio from 2.2 to 1 at December 31, 1994 to 2.3 to 1 at September 30, 1995.

                                                              Form 10-Q



                 MANAGEMENT'S DISCUSSION AND ANALYSIS



On May 26, 1995, the Company renewed its three-year $10,000,000 Revolving Credit Agreement which extended the maturity date until May 1998. The Company also changed its $6,000,000 Demand Credit Agreement to a maturity date of May 25, 1996. All the terms and conditions related to both agreements are the same as the previous agreements except for the maturity date.



PART II - OTHER INFORMATION


Item 6. Exhibits and reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended September 30, 1995.


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





                                                 THE OHIO ART COMPANY
                                                ----------------------
                                                     (Registrant)





Date:     November 10, 1995                 /s/ William C. Killgallon
                                            --------------------------
                                                William C. Killgallon
                                                Chairman of the Board





Date:     November 10, 1995                   /s/ M. L. Killgallon II
                                              ------------------------
                                                  M. L. Killgallon II
                                                      President





Date:     November 10, 1995                     /s/ Paul R. McCusty
                                                ----------------------
                                                    Paul R. McCusty
                                                Vice President Finance