Form 10-K405
period 1995-12-31
OHIO ART CO
filed 1996-03-27
CIK 73942

SECURITIES AND EXCHANGE COMMISSION
			   Washington, DC 20549

				 FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 1995.

Commission file number 0-4479.

			   THE OHIO ART COMPANY
------------------------------------------------------------------------
	 (Exact name of Registrant as specified in its charter)

	     Ohio                                     34-4319140
-------------------------------               --------------------------
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                   Identification No.)

   P.O. Box 111, Bryan, Ohio                             43506
-------------------------------                -------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   419-636-3141

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class          Name of each exchange on which registered
Common Stock, $1 Par Value             American Stock Exchange
--------------------------             -----------------------

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
    -------       -------

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K.   [ X ].



		      Page 1 of 2 of Cover Page

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 21, 1996 was approximately $6,250,000 (based upon the closing price on The American Stock Exchange). The number of shares outstanding of the issuer's Common Stock as of March 21, 1996 was 470,761. It is estimated that 27% of such stock is held by non-affiliates. (Excludes shares beneficially owned by officers and directors and their immediate families).


DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the annual shareholders' report for the year ended
  December 31, 1995 are filed as Exhibit (13) filed hereto and are incorporated by reference into Parts I, II, and IV.


  Portions of the Ohio Art Company Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III.






	This document, including exhibits, contains 49 pages.

		The cover page consists of two pages.

	       The Exhibit Index is located on page 15.























		      Page 2 of 2 of Cover Page

				PART I


Item 1.  Business

     Registrant is principally engaged in two lines of business: (a) the manufacture and distribution of toys and (b) the manufacture and sale of custom metal lithography and molded plastic products to other manufacturers and consumer goods companies. (See Note 6 of Notes to Consolidated Financial Statements included in the Annual Shareholders' Report for the year ended December 31, 1995, and included in Exhibit
(13) filed hereunder.)

     Registrant manufactures and markets approximately 70 toy items including the nationally advertised Etch A Sketch(registered trademark), Color Etch A Sketch(registered trademark), Travel Etch A Sketch (registered trademark), and Pocket Etch A Sketch(registered trademark) drawing devices, Glitter Writer(registered trademark), craft items, drums, and a line of activity toys, primarily basketball sets.

     Registrant maintains showrooms in Bryan, Ohio and New York City and distributes its products through its own full-time sales force and through manufacturers' representatives. The toy products are sold directly to general and specialty merchandise chains, discount stores, wholesalers, mail order houses, and both direct to customers and through licensees in foreign countries.

     The Registrant's Diversified Products segment manufactures specialty plastic and lithographic metal items such as parts for automobile trim, lithographed metal serving trays, replica metal signs, and film canisters. These products are sold to others directly or through manufacturers' representatives.

The following table reflects the approximate percentage of total sales contributed by each class of similar products of Registrant's total sales in any of the last three fiscal years.

					     Year Ended December 31
CLASS                                        1995     1994     1993
-----                                        ----     ----     ----
Writing and Drawing Toys ...................  52%      50%      57%
Activity Toys ..............................  21%      15%      16%
Traditional Toys ...........................   4%       7%       5%
Diversified Products .......................  23%      28%      22%

     The toy industry is highly competitive, and among Registrant's competitors are a number of substantially larger firms having greater financial resources and doing a substantially greater volume of business. Published statistics for the year 1995 indicate the Registrant accounted for less than one percent (1%) of the total toy sales in the United States. Competition in Registrant's business is believed to be based on novelty of product, customer appeal, merchandising of character licenses, ability to deliver products on a timely basis, price, and reputation for quality.

     The Diversified Products segment sales are primarily products manufactured to customers' specifications. Registrant believes that the principal competitive factors in this business are price and demonstrated ability to deliver quality products on a timely basis.

     Registrant's toy business is seasonal and historically approximately 65% to 75% of its sales have been made in the last six months of the calendar year. Second half shipments in 1995 and 1994 amounted to 71% and 66% of annual sales respectively. Second half sales have shown particular strength in recent years due to the introduction of new products supported with television advertising concentrated in the primary selling season prior to Christmas. Although customers historically have ordered toy merchandise during the spring and summer months for fall shipments in anticipation of Christmas sales, the Company's customers in recent years tend to order later in the year in an effort to control inventories, particularly in years with uncertain economic conditions. The Diversified Products segment does not have any established seasonal pattern.

     Registrant's order backlog at the end of any fiscal year is not a meaningful predictor of financial results of the preceding or succeeding year. Historically, new toy products have been introduced to the trade at the annual industry trade fair in February in New York and at foreign trade fairs which generally occur within a thirty day period prior to the U.S. trade fair. In recent years there has been a trend to earlier introduction of new items to major customers. Major customers normally place tentative orders during the first and second calendar quarters which indicate the items they will be buying for the coming season and an indication of quantity. These orders are usually "blanket" orders which have no designated shipment date. Customers confirm specific shipment dates during the year to meet their requirements. Industry practice is that these orders are cancellable until shipped at no cost to the customer. As the Registrant's product mix was changed to a higher percentage of promotional type products in recent years, the dollar amount of orders in the order backlog which have been cancelled in the third and fourth calendar quarters has been unpredictable. It is therefore difficult to state the level of order backlog believed to be firm during the first calendar quarter.

Order backlog at mid-March is also impacted by the timing of the February trade fair and placing of initial tentative orders by major accounts, the product mix between spring and fall items, the mix between domestic versus international orders, and the year-end inventory carry-over of the Company's products at the retail level on the part of its customers. The order backlogs believed to be firm, subject to comments above, as of mid-March were:

		   1996 - approximately  $2,200,000
		   1995 - approximately  $2,100,000

     The seasonal nature of the business generally requires a substantial build-up of working capital during the second and third calendar quarters to carry inventory and accounts receivable. Extended payment terms are in general use in the toy industry to encourage earlier shipment of merchandise required for selling during the spring and Christmas seasons.

     Registrant's basic raw materials are sheet metal, plastic resins, fiber board, and corrugated containers and are generally readily available from a number of sources. Although Registrant has at times not been able to procure sufficient quantities of certain raw materials to meet its needs, adequate supplies have been available in recent years.

     Registrant imports a variety of plastic and miscellaneous parts as well as finished products from China, Taiwan, and Thailand as well as steel from Japan for its lithography business. In 1995, these imports accounted for approximately 27% of total cost of goods sold. Tariffs, internal affairs of foreign countries, and other restraints on international trade have not materially affected Registrant to date but no assurance can be given that these conditions will continue. Registrant has utilized forward exchange contracts to cover requirements for major purchase commitments based on foreign currencies. However, the use of foreign exchange contracts has not been necessary in the past five years.

     Preventing competitors from copying Registrant's toy products is important, and where possible, Registrant attempts to protect its products by the use of patents, trademarks, copyrights, and exclusive licensing agreements. Registrant believes its patents, trademarks, trade names, copyrights, and exclusive licensing agreements are important to its business, but it is unable to state what their value is or that their validity will be maintained, or that any particular pending application will be successful. It is believed that the loss of proprietory rights for any important product might have a material adverse effect on Registrant's business.

     Registrant's Diversified Products segment sells products manufactured to customers' specifications and does not rely on its own patents, trademarks, or copyrights to any extent.

     The Registrant has an established program for licensing others for manufacture and/or distribution of its products outside the United States. In 1993 and again in 1994, international sales, as well as royalty income decreased dramatically as the relationship with a key European distributor became strained and then terminated at year-end. The Company had developed new relationships in Europe for 1995, and significant increases were realized in international sales and royalty income in 1995.

     Because of the seasonal nature of the Registrant's business, the number of full-time employees at December 31 is not as indicative of activity as the average number of employees during the year. The average number of employees has been: 1995 - 304; 1994 - 302;
1993 - 311.

     The Company has installed equipment to control the possible discharge of materials into the environment by its lithography operations at the Bryan, Ohio manufacturing facility. The expenses of operation and depreciation on installed equipment have increased manufacturing costs for the lithography operations, but these cost increases have not impacted the competitive position of the Company.

     Because of increased demand from its lithography customers, the Company has committed approximately $5,530,000 for equipment for its lithography department. This equipment is expected to be operational late in the fourth quarter of 1996.

     Registrant maintains its own design and development staff and, in addition, utilizes contractual arrangements with outside development groups. Approximately $650,000 in 1995, $510,000 in 1994, and $500,000
in 1993 was spent on such activities.

     Customers of the toy segment include a number of large retailers.
A number of major toy retailers have, in recent years, experienced financial difficulties resulting in either bankruptcy, restructuring, or slow payment. The loss of any of these customers could have a material adverse effect on this segment of Registrant's business. Registrant's consolidated revenues for 1995 included approximately $8,900,000 ($8,100,000 and $6,200,000 in 1994 and 1993, respectively) of sales to
Wal-Mart, and sales to Kmart of $5,300,000 ($4,200,000 and $4,700,000 in 1994 and 1993, respectively). Both customers listed are major toy retailers.

     Registrant's Diversified Products segment sales are concentrated in a limited number of accounts. Sales to the five largest customers account for approximately 64% of the total sales of this segment. The loss of any of these customers could have a material adverse effect on the Diversified Products segment of Registrant's business.

Item 2.  Properties

     Registrant owns plants located at Bryan, Ohio, which consist of approximately 50,000 square feet of office, 725,000 square feet of production, and 235,000 square feet of warehouse space. Registrant also owns a plant at Stryker, Ohio, which consists of approximately 134,000 square feet. The majority of Registrant's facilities are of masonry construction and are adequate for its present operation. Production, other than metal lithography, which is normally scheduled on a two-shift, ten hour, four day week with overtime for Friday, Saturday, and Sunday, is primarily on a one-shift basis at the Bryan, Ohio facilities. The Bryan facilities run second shift operations on selected toy items during seasonal demand peaks and the Stryker, Ohio plant is normally scheduled on the basis of three-shift operations. Because of the seasonal nature of its business and the fact that a portion of its manufacturing facilities operate on a one-shift or limited two-shift basis, the Registrant's facilities have operated below maximum productive capacity in recent years, including 1995.


Item 3.  Legal Proceedings

     Neither the Registrant nor any of its subsidiaries is involved in pending legal procedures which, in the aggregate, could materially affect the Registrant's financial position.


Item 4.  Submission of Matters to a Vote of Security Holders

     None.

				 PART II


Item 5.  Market for the Registrant's Common Stock and Related
	 Stockholder Matters

     Market, Earnings, and Dividend Information on page 25 of Exhibit
(13) filed hereunder are incorporated herein by reference.


Item 6.  Selected Financial Data

     Selected Financial Data on page 18 of Exhibit (13) filed hereunder is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 19 through 24 of Exhibit (13) filed hereunder are incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements of the Registrant and its subsidiaries on pages 27 through 46 of Exhibit (13) filed hereunder are incorporated herein by reference.

     Quarterly Results of Operations on page 25 of Exhibit (13) filed hereunder are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

				PART III


Item 10. Directors and Executive Officers of the Registrant

(a)  Identification of Directors

     Information in regard to identification of Directors of the Registrant is presented under the heading "Information With Respect to Directors and Nominees" in the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission and is incorporated herein by reference.

(b)   Executive Officers of the Registrant
							      First Year
							      Elected To
					Present Position       Present
Name                           Age      With Registrant        Position
----                           ---      ----------------      ----------
William C. Killgallon           57      Chairman                  1989

Martin L. Killgallon II         48      President                 1989

C. G. Dahl                      49      Vice President            1995
					Marketing

P. R. Manley                    45      Vice President            1992
					Manufacturing

P. R. McCusty                   46      Vice President            1993
					Finance/Treasurer

N. O. Meyers                    66      Vice President            1975
					International Operations

L. T. Wilson                    59      Vice President            1995
					Diversified Products

W. E. Shaffer                   73      Secretary                 1995

W. C. Killgallon                83      Chairman, Board           1989
					Executive Committee

     W. C. Killgallon was elected Chairman, Executive Committee of the Board in June 1989. He had served as Chairman since 1978. William C. Killgallon was elected Chairman in June 1989. He had served as President since 1978. M. L. Killgallon, II was elected President in June 1989. He had served as Executive Vice President since 1987 and as Senior Vice President of Marketing from September 1983. C. G. Dahl was elected as Vice President of Marketing in June 1995. He had served as Vice President of Sales since June 1987.

     Mr. Wayne E. Shaffer was elected to serve as Secretary in September 1995 replacing L. F. Koerber who retired in June 1995. W. E. Shaffer has been Of Counsel with the law firm of Newcomer, Shaffer, Bird, & Spangler for more than the last five years. L. T. Wilson was elected as Vice President of Diversified Products in June 1995. He had served as Vice President of Product Development for at least the past five years.
N. O. Meyers had been employed in his present position for at least the past five years and retired on December 31, 1995. P. R. McCusty was elected Vice President, Finance/Treasurer in June 1993. He had previously served as Treasurer since June 1992 and Controller since 1984. P. R. Manley was elected Vice President, Manufacturing in June 1992. He had previously served as General Manager of Manufacturing Operations since 1990 and as Director of Operations Planning from 1987 to 1990. William C. Killgallon and Martin L. Killgallon, II are the sons of W. C. Killgallon. Officers are elected annually to serve until the first meeting of directors following the annual meeting of shareholders in each year.


Item 11. Executive Compensation and Transactions

     Information regarding Executive Compensation and Transactions is stated under the heading "Compensation of Executive Officers" of the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     Securities beneficially owned by principal shareholders and management are stated under the heading "Securities Beneficially Owned by Principal Shareholders and Management" of the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission and such information is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

     Not applicable.

				 PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on
	 Form 8-K

(a)  The following documents are filed as a part of this report.

     (1) The following consolidated financial statements of The Ohio Art Company and subsidiaries, included on pages 27 - 46 of Exhibit (13) filed hereunder are incorporated by reference in
	  Item 8.

	  Report of Independent Auditors

	  Consolidated Balance Sheets - December 31, 1995 and 1994

	  Consolidated Statements of Income - Years ended December 31, 1995, 1994, and 1993

	  Consolidated Statements of Stockholders' Equity - Years ended December 31, 1995, 1994, and 1993

	  Consolidated Statements of Cash Flow - Years ended December 31, 1995, 1994, and 1993

	  Notes to Consolidated Financial Statements - December 31, 1995


     (2) The following consolidated financial statement schedule of The Ohio Art Company and subsidiaries is filed under Item 14(d):

	 SCHEDULE                                              PAGE
	 --------                                              ----
	 Schedule II - Valuation and Qualifying Accounts        14

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


     (3)  See Item 14(c) below.


(b)  Reports on Form 8-K

     None

(c)  The following exhibits are filed as part of this Form 10-K Annual
     Report:

      3 (a)  Articles of Incorporation as amended, filed as Exhibit
	     3 (a) to Registrant's Form 10-K for the year ended December 31, 1986, and incorporated herein by reference.

	(b) Code of Regulations filed as Exhibit 3 (b) to Registrant's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

	(c) By-Laws filed as Exhibit 3 to Registrant's Form 8-K dated September 21, 1990, and incorporated herein by reference.

     10 (a) Employee Stock Ownership Plan, filed as Exhibit 10 (c) to Registrant's Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

	(b) The Ohio Art Company Supplemental Retirement Plan, as amended and restated effective January 1, 1992 filed as
	     Exhibit 10 (d) to Registrant's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

	(c)  Revolving Credit Agreement dated January 24, 1994 filed as
	     Exhibit 10 (c) to Registrant's Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

	(d)  Amendment to the Revolving Credit Agreement dated May 26,
	     1995.

     13      Portions of the 1995 Annual Report of The Ohio Art Company.

     22      Subsidiaries of the Registrant.

     23      Consent of Independent Auditors.

     27      Financial Data Schedule.


(d)  The financial statement schedule which is listed under Item 14
     (a)(2) is filed hereunder.

			       SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					    THE OHIO ART COMPANY


Date:   March 15, 1996            By  /s/ William C. Killgallon
				      -------------------------------
				      William C. Killgallon, Chairman


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Signature                      Title                   Date
-------------------------      ---------------------      --------------
/s/ William C. Killgallon      Chairman of the Board      March 15, 1996
William C. Killgallon          Principal Executive
			       Officer and Director

/s/ Martin L. Killgallon, II   President and Director     March 15, 1996
Martin L. Killgallon, II

/s/ Paul R. McCusty            Vice President Finance/    March 15, 1996
Paul R. McCusty                Treasurer and Principal
			       Financial Officer

/s/ W. C. Killgallon           Chairman, Board Executive  March 15, 1996
W. C. Killgallon               Committee and Director

/s/ Neil H. Borden, Jr.        Director                   March 15, 1996
Neil H. Borden, Jr.

/s/ Earl J. Wright             Director                   March 15, 1996
Earl J. Wright

/s/ Frank L. Gallucci          Director                   March 15, 1996
Frank L. Gallucci

/s/ Wayne E. Shaffer           Secretary                  March 15, 1996
Wayne E. Shaffer

					  The Ohio Art Company and Subsidiaries
				     Schedule II - Valuation and Qualifying Accounts
								  Additions
							 --------------------------------
					      Balance at     Charged          Charged          Deductions-     Balance
					      Beginning      to Costs         to Other          Describe       at End
	 Description                          of Period    and Expenses   Accounts-Describe       (1)         of Period
---------------------------------             ---------    ------------   -----------------    -----------    ---------
Year ended December 31, 1995:
  Reserves and allowances deducted from
   asset accounts:
    Allowances for uncollectible accounts      $465,000       $ 34,048                           $ 84,048      $415,000
					       ========================================================================

Year ended December 31, 1994:
  Reserves and allowances deducted from
   asset accounts:
    Allowanced for uncollectible accounts      $415,000       $ 25,943                           $(24,057)     $465,000
					       ========================================================================

Year ended December 31, 1993:
  Reserves and allowances deducted from
   asset accounts:
    Allowances for uncollectible accounts      $515,000       $(96,584)                          $  3,416      $415,000
					       ========================================================================

(1)  Uncollectible accounts charged off and collection costs, less recoveries.

( )  Denotes credit.


		  THE OHIO ART COMPANY AND SUBSIDIARIES


			      EXHIBIT INDEX

Exhibit #                                                         Page
---------                                                       --------
  3 (a)   Articles of Incorporation as amended, filed as           --
	  Exhibit 3 (a) to Registrant's Form 10-K for the year ended December 31, 1986, and incorporated herein by reference.

  3 (b)   Code of Regulations filed as Exhibit 3 (b) to            --
	  Registrant's Form 10-K for the year ended December
	  31, 1990, and incorporated herein by reference.

  3 (c)   By-Laws filed as Exhibit 3 to Registrant's Form          --
	  8-K dated September 21, 1990, and incorporated herein by reference.

 10 (a)   Employee Stock Ownership Plan, filed as Exhibit          --
	  10 (c) to Registrant's Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

 10 (b)   The Ohio Art Company Supplemental Retirement Plan,       --
	  as amended and restated effective January 1, 1992 filed as Exhibit 10 (d) to Registrant's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

 10 (c)   Revolving Credit Agreement dated January 24, 1994        --
	  filed as Exhibit 10 (c) to Registrant's Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

 10 (d)   Amendment to the Revolving Credit Agreement dated     16 - 17
	  May 26, 1995.

 13       Portions of the 1995 Annual Report to Shareholders    27 - 46
	  (to the extent incorporated by reference hereunder).

 22       Subsidiaries of the Registrant.                            47

 23       Consent of Independent Auditors.                           48

 27       Financial Data Schedule.                                   49

				AMENDMENT

Customer #883798                     The Fifth Third Bank of NW Ohio NA
				     606 Madison Avenue
$10,000,000.00                       Toledo, OH 43604

Due Date:  May 25, 1998

     This Amendment, entered into the 26th date of May 1995, by The Fifth Third Bank of Northwestern Ohio, N.A. ("Bank"), and THE OHIO ART COMPANY, ("Borrower").

     WHEREAS, Borrower executed and delivered to The Fifth Third Bank a Credit Agreement and a $10,000,000.00 Revolving Note, both dated January 24, 1994, a copy of the $10,000,000.00 Revolving Note is attached hereto as Exhibit "A" and made a part hereof; and

     WHEREAS, The Fifth Third Bank assigned to Bank all of its right, title and interest in the $10,000,000.00 Revolving Note and in that part of the Credit Agreement which relates in any way to the loan evidenced by the $10,000,000.00 Revolving Note; and

     WHEREAS, the present balance due on the $10,000,000.00 Revolving
Note is $300,000.00; and

     WHEREAS, Borrower and Bank have agreed to amend the $10,000,000.00 Revolving Note and the Credit Agreement, as follows.

     NOW, THEREFORE, Borrower and Bank mutually agree as follows:

     1. The following recitals, the $10,000,000.00 Revolving Note, the Credit Agreement, and all documents pertaining thereto are incorporated by reference.

     2. The maturity date of the $10,000,000.00 Revolving Note is hereby extended to May 25, 1998.

     3. The Credit Agreement is amended to provide that Borrower may utilize up to $400,000.00 of the loan proceeds for Employee Stock
Ownership Plan purposes.

     4. The warrant of attorney to confess judgment and all waivers in the $10,000,000.00 Revolving Note are hereby expressly granted to the Bank by Borrower.

     5. Except as amended hereby, the original terms and conditions of the $10,000,000.00 Revolving Note and the Credit Agreement are and remain in full force and effect.

WARNING - BY SIGNING THIS PAPER, YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME, A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT OR ANY OTHER CAUSE.

					    THE OHIO ART COMPANY



				 By:  __________________________________
				 Paul R. McCusty, Vice President Finance

							      EXHIBIT 13

	   PORTIONS OF THE 1995 ANNUAL REPORT TO SHAREHOLDERS



	     FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
       YEARS ENDED DECEMBER 31, 1995, 1994, 1993, 1992, AND 1991
	     Amounts in thousands, except per share data
			       1995     1994     1993     1992     1991
			     -------  -------  -------  -------  -------
Consolidated Net Sales
  and Other Income ......... $49,230  $41,073  $42,784  $56,927  $50,022
Net Income .................   1,961      824      416    3,442    2,603
Earnings per Share of Common
  Stock (a) ................    4.07     1.66      .82     6.68     5.05
Dividends Declared per Share
  of Common Stock (b) ......     .48      .30      .90      .64      .24
Book Value per Share of
  Common Stock (c) .........   35.02    31.93    29.64    30.20    24.03
Average Shares of Common
  Stock .................... 481,524  497,077  507,996  515,547  515,623
Stockholders of Record
  (d) ......................     600      660      670      650      490


Working Capital ............ $10,375  $ 9,311  $ 8,348  $ 9,004  $ 6,339
Property, Plant and
  Equipment (net) ..........   5,464    5,544    6,195    6,137    5,545
Total Assets ...............  25,572   25,174   22,396   25,848   23,945
Long-Term Obligations ......     667      455      589      408      511
Stockholders' Equity .......  16,832   15,886   14,899   15,531   12,390
Average Number of
  Employees ...............      304      302      311      358      405

(a)  Based upon average shares outstanding during the year ended
     December 31.

(b)  Stock or cash dividend paid every year since 1908.

(c)  Based upon shares outstanding at December 31.

(d)  Includes Employee Stock Ownership Plan participants who were
     100% vested at December 31.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

OPERATIONS
     The following table sets forth for the periods indicated selected expense and earnings items, the percentage relationship to net sales and the percentage increase or decrease of such items as compared to the corresponding period:

				   YEAR  ENDED  DECEMBER 31
------------------------------------------------------------------------
						    % Increase(Decrease)
			   1995      1994      1993    1995      1994
			  ------    ------    ------ --------- ---------
			    (Dollars in thousands)
Net Sales .............. $47,354   $40,196   $41,647    17.8%    (3.5%)
Gross Margin ........... $16,598   $12,241   $12,210    35.6%      .3%
Percent of Net Sales ...   35.1%     30.5%     29.3%
Selling,Administrative
  and General .......... $15,151   $11,764   $12,684    28.8%    (7.3%)
Percent of Net Sales ...   32.0%     29.3%     30.5%

Earnings from Operations  $3,323    $1,354      $663   145.4%   104.2%
Percent of Net Sales ...    7.0%      3.4%      1.6%

Interest Expense .......    $201       $84      $175   139.3%   (52.0%)
Percent of Net Sales ...     .4%       .2%       .4%

Income Tax Expense .....  $1,161      $446       $72   160.3%   519.4%
Percent of Net Sales ...    2.5%      1.1%       .2%

Net Earnings ...........  $1,961      $824      $416   138.0%    98.1%
Percent of Net Sales ...    4.1%      2.0%      1.0%

     Sales were lackluster in the first and second quarters of 1995 but came on strong in the third and fourth quarters resulting in a 17.8% increase in sales over the previous year. Of the $7,158,000 increase in sales for 1995, approximately $6,900,000 came in the third and fourth quarters. Sales volume increased for both the domestic and international toy divisions, but decreased by approximately 3% for the Diversified Products segment. The majority of the sales increase for toys, both domestic and international was primarily due to the increase of our Making Creativity Fun(registered trademark) category of toys, which includes the world renowned Etch A Sketch(registered trademark). Unlike last year, when late customer demand could not be fulfilled and orders were cancelled, product was available for shipment in 1995. Although somewhat speculative, we believe the movie, Toy Story, released by Walt Disney in the fourth quarter of 1995, contributed to some of the increased demand for our Making Creativity Fun(registered trademark) category of toys, since Etch A Sketch(registered trademark) was featured in the movie.

     The Company's 1994 net sales decrease of 3.5% from the prior year reflected lower sales volume in both the domestic and international toy divisions and a significant increase of approximately 15% in the Diversified Products segment. Domestic sales decreased approximately $2.4 million in the first quarter of 1994 from the similar 1993 period as key retailers carried over significantly higher inventory levels of the Company's product into 1994 than the prior year. This was reflected in the Company's rate of order receipt and order backlog calling for shipment in early 1994 which was down significantly from the prior year. The first quarter domestic toy sales decrease was offset by increases in the second and third quarters, but decreased again in the fourth quarter as late customer demand for product could not be filled and orders were cancelled. The trend towards overseas manufacturing which started in earlier years has continued in 1995. Although domestic toy production increased approximately 8% in 1995 over 1994, it is still significantly below 1992 levels, which were approximately 50% higher than 1995 levels. The underutilization of plant facilities again contributed significantly to reduced gross margins from the levels attained in 1992.

     Toy segment export sales, foreign royalty income, and direct shipments from foreign manufacturers to foreign customers included in consolidated revenues amounted to approximately $6,696,000, $3,567,000, and $5,679,000 in 1995, 1994, and 1993 respectively. A combination of factors contributed to the decrease in 1994 from 1993 including the reorganization of a major distributor in Europe, excess inventory from the prior year, and poor product acceptance at the retail level. The relationship with the major distributor in Europe terminated at the end of 1994. The increase in 1995 over 1994, although still not at the levels attained in 1992 ($11,410,000), was the result of the new relationship developed with overseas partners in 1994 that produced results in 1995.

     The decrease in sales of approximately 3% in the Diversified Products segment for 1995 was made up of an increase of approximately 10% in sales for our Lithography and Premium business located at our Bryan, Ohio facility, and a decrease of approximately 47% for our automotive business located at Strydel, Inc., our injection molding facility. Injection molding customers, who in prior years had farmed out some of their injection molding work to Strydel, pulled this work back to their own facilities in 1995 resulting in a decrease in sales of approximately $1,200,000 in 1995 from the 1994 level.

     Sales by the Diversified Products segment increased approximately 16% in 1994 from 1993. Our injection molding subsidiary, Strydel, Inc., increased its sales to automotive companies to approximately $2,600,000 from $1,800,000 in 1993. The remainder of the increase was associated with our lithography business which increased with new and existing customers.

     The Company's gross profit margin percentage in 1995 (35.1%) improved significantly from the previous year (30.5%). Approximately 3.2% of the increase is due to overall price increases and the change in product mix, primarily the increase in the sales of the Making Creativity Fun(registered trademark) category, which has a higher than average gross profit margin. Overhead variance, although only decreasing slightly from 1994 levels, was spread over a higher level of sales and resulted in a favorable increase in gross profit margin of 1.4%.

     The Company's gross profit margin percentage in 1994 (30.5%) improved slightly over the level of the prior year (29.3%). The increase resulted from the turnaround at Strydel, Inc., our injection molding facility, as its gross profit margin percentage improved from approximately negative 4% to a positive 13%.

     Selling, administrative, and general expenses increased both in dollars and as a percentage of sales in 1995 from 1994. Of the total increase of $3,387,000, advertising expense accounted for approximately $1,200,000 and employee compensation expense accounted for approximately $850,000. All other increases for individual categories were less than $400,000. In prior years, the Company controlled advertising expenditures to a percentage of sales, rather that committing funds with the expectation of higher sales. In 1995, funds were committed for international advertising and some domestic promotional programs that did not follow a percentage of sales. The increase in employee compensation expense is directly related to the Company's incentive compensation program, which depends upon the Company's profitability. The higher level of profitability in 1995 accounted for the majority of the increase in employee compensation expense.

     Selling, administrative, and general expenses decreased as a percentage of sales in 1994 from 1993. The primary reason for the decrease was an 18% decrease in advertising expense (or approximately $640,000) and a 39% decrease in professional services (or approximately $230,000). The decrease in advertising expense was the result of controlling expenditures to a percentage of sales, rather than committing funds with the expectation of higher sales. The decrease in professional services was primarily legal services due to lower legal activity in 1994 from 1993.

     Interest expense increased in 1995 ($201,000) from 1994 ($84,000) as the average borrowing levels, as well as the prime rate, increased over the prior year levels.

     Interest expense continued to decline in 1994 ($84,000) from 1993 ($175,000) as the reduced average borrowing levels more than offset the higher interest rates in effect during 1994.

     The 1995 earnings from operations more than doubled from the prior year, and resulted from higher sales, increased gross margins, and an increase in royalty income from the distribution of the Company's products in foreign countries and licensing agreements entered into by the Company domestically.

     The improvement in earnings from operations in 1994 resulted primarily from controlling costs and the turnaround to profitability at Strydel, Inc., the Company's injection molding facility. The turnaround at Strydel, Inc. was due to increased sales to automotive companies as well as a tight control on costs.

     Note 4 of Notes to Consolidated Financial Statements presents the components of the income taxes (credits) for 1995, 1994, and 1993, and the reconciliation of taxes at the statutory rate to the income tax expense.

LIQUIDITY AND SOURCES OF CAPITAL
     Because of the seasonal nature of the toy business, the Company normally requires a substantial build-up in working capital from the beginning of the year to a seasonal peak during the third and early part of the fourth calendar quarter. Extended payment terms are in general use in the toy industry to encourage earlier shipments of merchandise required for selling during the Christmas season. As a result, the Company's working capital requirements typically increase with seasonal shipments as collection of a substantial portion of accounts receivable is deferred until the fourth calendar quarter. This increased working capital requirement has been financed in recent years by bank borrowings under both a revolving line-of-credit and by short-term lines-of-credit.

     The Company's current ratio at December 31, 1995 increased to 2.4 to 1 from 2.2 to 1 at December 31, 1994. Two major factors increased the current ratio. First, a payment of approximately $1.2 million was made to our advertising agency on December 29, 1995 which had the effect of reducing cash and accounts payable. The amount outstanding to our advertising agency at the end of 1994 was approximately $400,000 and was not paid until 1995. The timing of the payment was directly related to the Company's receipt of cash from a customer. Secondly, inventories increased approximately $2.5 million and were financed by the profitability of the Company and the reduction of accounts receivable From a historical viewpoint, inventories were high at the end of 1995 although product availability in the fourth quarter was a key element to the Company's profitability.

     The Company's current ratio at December 31, 1994 had decreased to
2.2 to 1 from 2.4 to 1 at December 31, 1993. Due to a more aggressive cash management position, accounts payable increased approximately $900,000 from the prior year even though purchases only increased approximately $300,000 in the fourth quarter of 1994. In addition, current income taxes payable increased approximately $600,000 primarily because of the higher level of income generated in 1994.

     Investing activities consist primarily in the purchase of tooling, equipment, and major repairs to existing facilities. Major expenditures for 1995 were for the purchase of tooling for new product in the 1995 and 1996 product lines and improvements to the Company's Lithography department. Late in the fourth quarter of 1995, the Board of Directors approved the expansion of the Lithography department to purchase a new Lithography system. The cost of the equipment, as well as modifications to the existing plant, will be approximately $6.2 million. This is in addition to the expenditures noted above. It is anticipated that funding for these expenditures will be from the Company's operations and borrowings as required.

     On May 26, 1995, the Company amended its existing three year $10,000,000 Revolving Credit Agreement to extend the three year term until May of 1998 and amended its $6,000,000 Demand Credit Agreement to extend the term until May of 1996. Maximum borrowings during 1995 amounted to $5,200,000 with no outstanding balance at December 31, 1995, other than borrowings by the Company's ESOP.

     Maximum borrowings which had reached $11,800,000 in 1990, have been significantly lower in the years following. This has resulted from the carryover of cash from previous years as well as reduced working capital requirements as a result of lower average inventories and reduced days sales outstanding in accounts receivable.

     The decrease in the carryover of cash was greater than the decrease in current liabilities at December 31, 1995, and, unlike 1994, has had a negative impact on liquidity during the first quarter of 1996. However, it is anticipated that the carryover of cash and the bank financing provided for under the May 26, 1995 agreements will be more than adequate to meet working capital requirements for the year ahead. The Company does anticipate changing its mix of working capital in the coming year by reducing current inventory levels, and will continue to strive for a reduction of days sales outstanding in accounts receivable.

ENVIRONMENTAL MATTERS
     The Company is subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States. The Company is subject to the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters, and the United States Environmental Protection Agency. These groups and other federal agencies have the authority to promulgate regulations that could have an impact on the Company's operations.

     The Company is committed to a long-term environmental protection program that reduces emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental or OSHA concerns.

IMPACT OF INFLATION AND CHANGING PRICES
     The Company's current labor contracts and management compensation policies have lessened the impact that wage inflation has on operations because compensation above base wages has been based on overall Company performance. Although the Company continued to be impacted by increased costs of materials and services during 1995, the magnitude of these increases, other than costs of employee health care, over the past several years has not been significant in most areas of the business.

     In recent years a higher percentage of component parts used in the Company's products have been purchased from sources outside of the United States. Changes in product mix in 1995, 1994, and 1993 resulted in only a small portion of these purchases being committed in foreign currencies and therefore only minor exposure to exchange risk.

     Some of the primary raw materials used in the manufacture of the Company's products are petrochemical derivative plastics. Costs of these raw materials which are closely tied to the price of oil continually increased during 1994 as compared to 1993 for these plastics as market demand exceeded existing supplies. Costs increased in 1994 and continued to increase and peak in the third quarter of 1995, subsequently decreasing for the remainder of the year, ending at a lower price than the end of the prior year. It is anticipated that plastic prices will increase throughout 1996. During a period of rapidly rising costs the Company is not able to fully recover these cost increases through price increases due to competitive conditions and trade practices.

QUARTERLY RESULTS OF OPERATIONS
     The following is a summary of the quarterly results of operations for the years ended December 31, 1995, and 1994 (in thousands of dollars, except per share amounts).
							    Net Income
					Cost of     Net     (Loss) Per
				Net    Products   Income     Share of
1995                           Sales     Sold     (Loss)   Common Stock
----                          ------   --------   ------   ------------
March 31 ................... $ 7,011   $ 5,651   $ (797)      $(1.61)
June 30 ....................   6,811     5,242     (658)       (1.35)
September 30 ...............  15,513    10,103      916         1.85
December 31 ................  18,019     9,760    2,500         5.18
			     -------   -------   -------      -------
		     TOTALS  $47,354   $30,756   $1,961       $ 4.07
			     =======   =======   =======      =======
1994
----
March 31 ................... $ 6,028   $ 4,930   $ (862)      $(1.72)
June 30 ....................   7,496     5,614     (425)        (.86)
September 30 ...............  13,197     8,606      900         1.80
December 31 ................  13,475     8,805    1,211         2.44
			     -------   -------   -------      -------
		     TOTALS  $40,196   $27,955   $  824       $ 1.66
			     =======   =======   ======       =======
COMMON STOCK - MARKET, EARNINGS, AND DIVIDEND INFORMATION
     The principal market for the Common Stock of The Ohio Art Company is the American Stock Exchange under Ticker Symbol OAR.  The approximate number of record holders of the Company's Common Stock at December 31,
1995 was 600.  The high and low sales prices of the stock on that
Exchange, as reported by the Exchange, and earnings (loss) and dividends per share paid on the stock in 1995 and 1994 by quarter, were as follows:

			1995                           1994
	 ------------------------------   ------------------------------
	 Sales Prices Earnings Dividend   Sales Prices Earnings Dividend
	  High   Low   (Loss)  Declared    High   Low   (Loss)  Declared
	 -----  ----- -------- --------   -----  ----- -------- --------
Jan-Mar  $37    $28    $(1.61)   $.30     $31    $27.50 $(1.72)   $.12
Apr-Jun   35     29.50  (1.35)    .06      28.50  21      (.86)    .06
Jul-Sep   39     31.50   1.85     .06      25.88  23      1.80     .06
Oct-Dec   56     34      5.18     .06      36     23      2.44     .06


     The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial condition.

     On March 6, 1996, the Board of Directors of the Company approved a two-for-one stock split, payable on May 7, 1996 to shareholders of record as of April 9, 1996. The cash dividends that were declared, which included a regular cash dividend of $.06 and a special cash dividend of $.20 per share, will be paid on the pre-split shares.

		     Report of Independent Auditors


To The Board of Directors and Stockholders
The Ohio Art Company

We have audited the accompanying consolidated balance sheets of The Ohio Art Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Ohio Art Company and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Notes 2 and 5 to the financial statements, the Company changed its methods of accounting for investments and the employee stock ownership plan in 1994 and income taxes in 1993.




						       ERNST & YOUNG LLP


Toledo, Ohio
February 7, 1996

		  The Ohio Art Company and Subsidiaries
		       Consolidated Balance Sheets
						      December 31
						  1995          1994
					      -----------   -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                   $ 2,800,076   $ 4,400,110
  Accounts receivable, less allowances of
    $415,000 in 1995 and $465,000 in 1994       7,123,264     7,493,576
  Inventories:
    Finished products                           5,067,172     2,902,442
    In process                                    444,621       286,822
    Materials and purchased parts               2,991,169     2,834,605
					      -----------   -----------
    Total FIFO                                  8,502,962     6,023,869
    Less adjustment to reduce inventories to
      last-in, first-out (LIFO) method          2,420,429     2,444,807
					      -----------   -----------
    Inventories at LIFO                         6,082,533     3,579,062
  Prepaid expenses                                915,099       955,464
  Deferred federal income taxes (Note 4)          640,100       810,300
					      -----------   -----------
TOTAL CURRENT ASSETS                           17,561,072    17,238,512

OTHER ASSETS
  Cash value of life insurance, less
    policy loans of $457,833 in 1995
    and $644,824 in 1994                          543,699       541,517
  Marketable equity security (Note 2)             972,664       848,747
  Deposits and advances                           189,672       139,016
  Goodwill                                        841,326       862,328
					      -----------   -----------
						2,547,361     2,391,608

PROPERTY, PLANT, AND EQUIPMENT
  Land                                            164,626       164,626
  Land improvements                               121,362       121,362
  Leasehold improvements                          132,920       132,920
  Buildings and building equipment              5,885,738     5,673,800
  Machinery and equipment                      19,894,216    18,756,412
					      -----------   -----------
					       26,198,862    24,849,120
  Allowances for depreciation and
    amortization                               20,735,232    19,305,159
					      -----------   -----------
						5,463,630     5,543,961
					      -----------   -----------
					      $25,572,063   $25,174,081
					      ===========   ===========

See accompanying notes

		  The Ohio Art Company and Subsidiaries
		  Consolidated Balance Sheets (continued)
						      December 31
						  1995          1994
					      -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                            $ 3,586,461   $ 4,828,795
  Income taxes payable                            900,541       588,383
  Employees' compensation and amounts
    withheld therefrom                          1,361,720       830,337

  Taxes, other than federal income taxes          475,528       424,152
  Other liabilities                               832,896     1,226,245
  Dividend payable                                 28,838        29,848
					      -----------   -----------
TOTAL CURRENT LIABILITIES                       7,185,984     7,927,760

LONG-TERM OBLIGATIONS (Note 3)                    667,252       454,562

DEFERRED FEDERAL INCOME TAXES (Note 4)            886,884       905,684

STOCKHOLDERS' EQUITY (Note 3)
  Common Stock, par value $1.00 per share:
  Authorized - 1,935,552 shares
  Outstanding - 480,633 shares in 1995 and
    497,470 shares in 1994 (excluding 198,376
    and 181,539 treasury shares, respectively)    480,633       497,470
  Additional paid-in capital                      732,995       759,632
  Retained earnings                            15,573,728    14,389,158
  Unrealized gains, net of income taxes of
    $225,100 in 1995 and $195,000 in 1994
    (Note 2)                                      435,164       376,775
  Reduction for:
    Minimum pension liability                     (27,577)      (40,211)
    ESOP loan guarantee                          (363,000)      (96,749)
					      -----------   -----------
TOTAL STOCKHOLDERS' EQUITY                     16,831,943    15,886,075
					      -----------   -----------
					      $25,572,063   $25,174,081
					      ===========   ===========

See accompanying notes.

		 The Ohio Art Company and Subsidiaries
		   Consolidated Statements of Income


					  Year ended December 31
				      1995         1994         1993
				  -----------  -----------  -----------
Net sales                         $47,354,141  $40,195,811  $41,647,002
Royalty income                      1,617,032      704,027      926,235
Other income                          258,948      172,808      210,761
				  -----------  -----------  -----------
				   49,230,121   41,072,646   42,783,998

Costs and expenses:
  Cost of products sold            30,756,599   27,955,062   29,436,683
  Selling, general and
    administrative                 15,150,917   11,764,327   12,683,918
  Interest                            201,024       83,740      175,208
				  -----------  -----------  -----------
				   46,108,540   39,803,129   42,295,809
				  -----------  -----------  -----------
Income before income taxes          3,121,581    1,269,517      488,189


Income taxes (Note 4)               1,160,900      446,000       72,000
				  -----------  -----------  -----------
Net income                        $ 1,960,681  $   823,517  $   416,189
				  ===========  ===========  ===========


Net income per share of Common
  Stock                                 $4.07        $1.66         $.82
				  ===========  ===========  ===========


Average number of shares of
  Common Stock outstanding
  (Note 1)                            481,524      497,077      507,996
				  ===========  ===========  ===========

See accompanying notes.

					    The Ohio Art Company and Subsidiaries
				       Consolidated Statements of Stockholders' Equity
							 Additional                             Reduction for  Reduction for
					      Common      Paid-In      Retained   Unrealized   Minimum Pension   ESOP Loan
					      Stock       Capital      Earnings     Gains         Liability      Guaranty
					     --------    --------    -----------  ----------   --------------  -------------
Balances at January 1, 1993                  $514,318    $825,024    $14,292,659                 $ (41,835)     $ (59,288)
  Net income                                                             416,189
  Cash dividends declared($.90 per share)                               (460,379)
  Change in ESOP loan guarantee (Note 5)                                                                            6,091
  Purchase of 11,636 treasury shares          (11,636)    (62,992)      (409,135)
  Pension liability  adjustment (Note 5)                                                          (117,461)
  Tax benefit of dividends paid to ESOP                                    7,000
					     --------    --------    -----------  ----------   --------------  -------------
Balances at December 31, 1993                 502,682     762,032     13,846,334                  (159,296)       (53,197)
  Net income                                                             823,517
  Unrealized gain from change in accounting
    for marketable equity security, net of
    income taxes of $180,000 (Note 2)                                               $351,383
Cash dividends declared($.30 per share)                                 (150,323)
  Change in ESOP loan guarantee(Note 5)                                                                           (43,552)
  Purchase of 5,212 treasury shares            (5,212)     (7,297)      (130,370)
  Pension liability adjustment(Note 5)                                                             119,085
  ESOP credit                                               4,897
  Change in unrealized gain on
    marketable equity security                                                        25,392
					     --------    --------    -----------  ----------   --------------  -------------
Balances at December 31, 1994                 497,470     759,632     14,389,158     376,775       (40,211)       (96,749)
  Net income                                                           1,960,681
  Cash dividends declared ($.48 per share)                              (236,534)
  Change in ESOP loan guarantee (Note 5)                                                                         (266,251)
  Purchase of 16,837 treasury shares          (16,837)    (26,637)      (539,577)
  Pension liability adjustment (Note 5)                                                             12,634
  Change in unrealized gain on marketable
    equity security                                                                   58,389
					     --------    --------    -----------  ----------   --------------  -------------
Balances at December 31, 1995                $480,633    $732,995    $15,573,728    $435,164     $ (27,577)     $(363,000)
					     ========    ========    ===========  ==========   ==============  =============

See accompanying notes.

					  The Ohio Art Company and Subsidiaries
					  Consolidated Statements of Cash Flows
									       Year ended December 31
									   1995         1994         1993
									----------   ----------   ----------
     OPERATING ACTIVITIES

     Net income                                                         $1,960,681   $  823,517   $  416,189
     Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
	 Provision for depreciation and amortization                     1,588,818    1,896,623    1,721,815
	 Provision (credit) for losses on accounts receivable               34,048       25,943      (96,584)
	 Gain on sale of property, plant and equipment                     (13,762)      (7,053)     (74,850)
	 Deferred federal income taxes                                     127,800     (168,000)      93,000
	 Increase (decrease) in scholarship obligation                      (1,579)       8,279       24,623
	 Credit for ESOP                                                       -          4,897          -
	 Changes in operating assets and liabilities:
	   Accounts receivable                                             387,798   (1,558,043)    (771,577)
	   Inventories                                                  (2,503,471)     339,089      984,182
	   Accounts payable                                             (1,242,334)   1,224,652   (1,132,300)
	   Prepaid expenses, accrued expenses and other liabilities        408,992      457,037   (2,005,132)
									----------   ----------   ----------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   746,991    3,046,941     (840,634)

     INVESTING ACTIVITIES
     Purchases of plant and equipment                                   (1,506,274)  (1,226,833)  (1,792,286)
     Proceeds from sale of property, plant, and equipment                   32,550        9,575      108,173
     Changes in net cash value of life insurance                           (53,716)     (44,613)     (41,253)
									----------   ----------   ----------
     NET CASH USED IN INVESTING ACTIVITIES                              (1,527,440)  (1,261,871)  (1,725,366)

     FINANCING ACTIVITIES
     Borrowings                                                          7,400,000    2,700,000    4,900,000
     Repayments                                                         (7,400,000)  (2,810,680)  (5,019,720)
     Cash dividends paid                                                  (236,534)    (150,323)    (460,379)
     Purchase of treasury shares                                          (583,051)    (142,879)    (483,763)
									----------   ----------   ----------
     NET CASH USED IN FINANCING ACTIVITIES                                (819,585)    (403,882)  (1,063,862)

					  The Ohio Art Company and Subsidiaries
					  Consolidated Statements of Cash Flows
									       Year ended December 31
									   1995         1994         1993
                                                                           ----------   ----------   ----------
     CASH AND CASH EQUIVALENTS
       Increase (decrease) during year                                  (1,600,034)   1,381,188   (3,629,862)
       At beginning of year                                              4,400,110    3,018,922    6,648,784
									----------   ----------   ----------
     CASH AND CASH EQUIVALENTS AT END OF YEAR                           $2,800,076   $4,400,110   $3,018,922
									==========   ==========   ==========

     Supplementary cash flow information
	 Interest paid                                                  $  190,714   $  126,122   $  177,078
	 Income taxes paid                                              $  729,349   $   18,302   $  568,166


     SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION

     During 1995, the Company was eligible to receive the death benefits of four life insurance policies with net cash values totalling $51,534, which have been included in accounts receivable at December
     31, 1995.

     See accompanying notes.

		  The Ohio Art Company and Subsidiaries
		Notes to Consolidated Financial Statements
			   December 31, 1995


1. ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of The Ohio Art Company and its subsidiaries (the Company) after elimination of significant intercompany accounts, transactions and profits.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents consist of investments with an original maturity of three months or less when purchased.

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost.
Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the respective assets.

Goodwill

Goodwill represents the excess of cost over equity in net assets of businesses acquired. The portion of such excess which relates to acquisitions prior to October 31, 1970 ($477,283) is not being amortized because, in the opinion of the Company's management, there has been no diminution in value. The remaining portion is being amortized over 40 years. Accumulated amortization is $476,056 and $455,054 at December 31, 1995 and 1994, respectively.

Product Development Costs

Costs related to the development of new products and changes to existing products are charged to operations as incurred.

		  The Ohio Art Company and Subsidiaries
	  Notes to Consolidated Financial Statements (continued)


1. ACCOUNTING POLICIES (continued)

Advertising and Sales Promotion

Advertising and sales promotion expenditures are charged to operations in the year incurred. Advertising expense was approximately $4,189,000 in 1995, $3,000,000 in 1994, and $3,636,000 in 1993.

Net Income Per Share of  Common Stock

Net income per share is computed based upon the average number of shares outstanding during the year. Effective January 1, 1994, the Company adopted new accounting for its Employee Stock Ownership Plan (ESOP)
(see Note 5). The adoption of this statement decreased the average shares outstanding by 8,528 shares and 6,064 shares for unallocated ESOP shares which increased earnings per share by $.07 and $.02 for the year ended December 31, 1995 and 1994, respectively.

Reclassifications

Certain amounts from 1994 have been reclassified to conform to the current year classifications.


2. MARKETABLE EQUITY SECURITY

Effective December 31, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The marketable equity security is categorized as available for sale and as a result is stated at fair value. Unrealized gains and losses, net of deferred income taxes, are included as a component of stockholders' equity until realized. The adoption of SFAS No. 115 resulted in an increase in stockholders' equity of $351,383 (net of income taxes of $180,000).


3. LONG-TERM OBLIGATIONS

						    December 31
						 1995        1994
					       --------    --------
   Long-term obligation--scholarships          $246,527    $285,607
   Long-term obligation--pension                 57,725      72,206
   Note payable by ESOP, guaranteed by
     the Company (Note 5)                       363,000      96,749
					       --------    --------
					       $667,252    $454,562

		  The Ohio Art Company and Subsidiaries
	  Notes to Consolidated Financial Statements (continued)


3. LONG-TERM OBLIGATIONS (continued)

The Company has a credit agreement that provides for borrowings on a revolving credit basis to May 1998 ($10,000,000) and to May 1996 ($6,000,000) at the Bank's prime rate or a fixed rate based on the federal funds rate plus 175 to 225 basis points. A quarterly facility fee is payable equal to .125% of the unused $10,000,000 facility. Other than borrowings by the Company's ESOP, no borrowings were outstanding at December 31, 1995 and 1994.

The credit agreement contains certain financial covenants that require, among other things, maintenance of minimum amounts and ratios of working capital, minimum amounts of tangible net worth, maximum ratio of indebtedness to tangible net worth and limits purchases of property, plant and equipment.

The Company has recorded the present value of the long-term obligations related to ETCH A SKETCHr scholarship contests conducted in 1985 and 1990. Future payments to the contest winners are payable by the Company through 2012.


4. INCOME TAXES

The Company uses the liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:
						       December 31
						      1995     1994
						     ------   ------
						      (In Thousands)
  DEFERRED TAX ASSETS
    Inventories                                      $  233   $  367
    Allowance for uncollectible accounts receivable     136      150
    Supplemental benefit accrual                        116       61
    Trademarks                                           50       44
    Self insurance accrual                               27       72
    Advertising costs                                    25       52
    Other                                               168      190
						     ------   ------
							755      936

		  The Ohio Art Company and Subsidiaries
	  Notes to Consolidated Financial Statements (continued)


4. INCOME TAXES (continued)
						       December 31
						      1995     1994
						     ------   ------
						      (In Thousands)
  DEFERRED TAX LIABILITIES
    Depreciation                                        524      583
    Pension accrual                                     253      253
    Unrealized gains on marketable equity security      225      195
						     ------   ------
						      1,002    1,031
						     ------   ------
  Net deferred tax liabilities                       $ (247)  $  (95)
						     ======   ======


The above are reflected in the consolidated balance sheets as follows:

						       December 31
						      1995     1994
						     ------   ------
  Current deferred tax asset                         $  640   $  810
  Noncurrent deferred tax liability                    (887)    (905)
						     ------   ------
						     $ (247)  $  (95)
						     ======   ======


Significant components of the provision (credit) for income taxes attributable to operations are as follows:

					      Year ended December 31
					      1995     1994     1993
					    ------   ------   ------
						 (In Thousands)
  Federal:
    Current                                 $  898   $  588   $  (21)
    Deferred                                   128     (168)      93
					    ------   ------   ------
					     1,026      420       72
  State and local                              135       26       -
					    ------   ------   ------
					    $1,161   $  446   $   72
					    ======   ======   ======

		  The Ohio Art Company and Subsidiaries
	  Notes to Consolidated Financial Statements (continued)


4. INCOME TAXES (continued)

The reasons for the difference between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes follows:

					      Year ended December 31
					      1995     1994     1993
					     ------   ------   ------
						  (In Thousands)
  Tax expense at statutory federal
    income tax rate                          $1,061   $  432   $  166
  State and local income taxes                   89       17       -
  Effect of adoption of new method of
    accounting for income taxes                  -        -      (100)
  Other items (credit)                           11       (3)       6
					     ------   ------   ------
  Total income tax expense                   $1,161   $  446   $   72


5. PENSION PLANS

The Company has pension plans covering substantially all of its employees. Benefits provided by the plans are based on compensation, years of service, and a negotiated rate per year of service for collectively-bargained plans. The Company generally funds pension costs based upon amortization of prior service costs over 25 years, but not in excess of the amount deductible for income tax purposes. One plan, which has a limited number of participants, is unfunded.

					  The Ohio Art Company and Subsidiaries
				 Notes to Consolidated Financial Statements (continued)


5. PENSION PLANS (continued)

The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets at December 31:
								    1995                            1994
							 --------------------------      --------------------------
							Plans Whose    Plans Whose      Plans Whose    Plans Whose
							   Assets       Accumulated        Assets       Accumulated
							   Exceed        Benefits          Exceed        Benefits
							 Accumulated      Exceed         Accumulated      Exceed
							  Benefits        Assets          Benefits       Assets
							 -----------    -----------      -----------    -----------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation:
    Vested benefits                                      $ 8,344,674    $ 1,121,205      $ 7,636,909    $   987,931
    Nonvested benefits                                        81,352         11,925           94,509          1,468
							 -----------    -----------      -----------    -----------
							   8,426,026      1,133,130        7,731,418        989,399
  Effect of future salary increases                        1,230,148        163,966        1,168,632        296,058
							 -----------    -----------      -----------    -----------
  Projected benefit obligation for service rendered
    to date                                                9,656,174      1,297,096        8,900,050      1,285,457
Plan assets (principally invested in immediate
  participation guaranteed fixed income insurance
  contracts) at fair value                                10,544,529        710,541        9,425,476        617,379
							 -----------    -----------      -----------     ----------
Plan assets in excess of (less than) projected
  benefit obligation                                         888,355       (586,555)         525,426       (668,078)
Unrecognized net (asset) liability at the
  transition date                                           (211,084)       289,517         (279,461)       319,416
Prior service cost not yet recognized in net
  periodic pension cost                                       95,103         10,710          109,216         12,131
Unrecognized net (gain) loss                                  35,532        (47,759)         353,927         85,106
Adjustment required to recognize minimum liability                          (66,344)                       (120,592)
							 -----------    -----------      -----------    -----------
Net pension asset (liability)                            $   807,906    $  (400,431)     $   709,108    $  (372,017)
							 ===========    ===========      ===========    ===========

					  The Ohio Art Company and Subsidiaries
				 Notes to Consolidated Financial Statements (continued)


5. PENSION PLANS (continued)
								   1995                            1994
							 --------------------------      --------------------------
							Plans Whose    Plans Whose      Plans Whose    Plans Whose
							   Assets       Accumulated        Assets       Accumulated
							   Exceed        Benefits          Exceed        Benefits
							 Accumulated      Exceed         Accumulated      Exceed
							  Benefits        Assets          Benefits       Assets
							 -----------    -----------      -----------    -----------
Pension assets (liabilities) included in:
  Prepaid expenses                                       $   807,906                     $   709,108
  Accounts payable                                                      $  (349,206)                    $  (299,811)
  Long-term obligations                                                     (51,225)                        (72,206)
							 -----------    -----------      -----------    -----------
Net pension asset (liability)                            $   807,906    $  (400,431)     $   709,108    $  (372,017)
							 ===========    ===========      ===========    ===========

		  The Ohio Art Company and Subsidiaries
	  Notes to Consolidated Financial Statements (continued)


5. PENSION PLANS (continued)

In accordance with FASB Statement No. 87, "Employers' Accounting for Pensions," the amounts relating to the minimum pension liability have been recorded as follows at December 31:
						      1995       1994
						   ---------  ---------
Minimum pension liability                          $ (66,344) $(120,592)
Intangible pension asset                           $  24,558  $  59,665
Equity reduction, net of deferred federal income
  taxes of $14,216 in 1995 and $20,716 in 1994     $  27,577  $  40,211


Net periodic pension cost includes the following components:
					     Year ended December 31
				      1995         1994         1993
				  -----------  -----------  -----------
Service cost--benefits earned
  during the period               $   309,378  $   342,690  $   290,156
Interest cost on projected
  benefit obligation                  742,749      696,327      701,673
Return on plan assets              (1,474,904)     221,873     (928,953)
Net amortization and deferral         617,028   (1,011,349)     150,962
				  -----------  -----------  -----------
Net periodic pension cost         $   194,251  $   249,541  $   213,838
				  ===========  ===========  ===========

Actuarial assumptions:
  Discount rate                          7.5%         7.5%         6.5%
  Long-term rate of return               8.5%         8.5%         7.5%
  Rate of increase of future
   compensation                          5.5%         5.5%         5.5%

The Company has an Employee Stock Ownership Plan (ESOP) for eligible employees. Effective January 1, 1994, the Company elected to adopt new accounting for its ESOP in accordance with Statement of Position (SOP) 93-6 of the Accounting Standards Division of the American Institute of Certified Public Accountants, issued in November 1993. During 1994, 7,126 shares were allocated to the employees, leaving 2,619 unallocated shares in the ESOP at December 31, 1994. An additional 8,250 shares were acquired by the ESOP during 1995. The fair market value of unallocated shares is $576,050 at December 31, 1995. No unallocated shares are committed to be released within one year. The ESOP has outstanding borrowings which the Company has guaranteed. Accordingly, the Company has recorded the loans as long-term obligations and as reductions of stockholders' equity ($363,000 and $96,749 at December 31, 1995 and 1994, respectively).

		  The Ohio Art Company and Subsidiaries
	  Notes to Consolidated Financial Statements (continued)


5. PENSION PLANS (continued)

Compensation expense for 1995 and 1994 measured using the fair market value when the shares are committed to be released amounted to $1,098 and $204,897, respectively. Dividends paid on unallocated shares in the trust are recorded as compensation rather than as dividends. ESOP funding, as determined by the Board of Directors, amounted to $1,098, $200,000, and $200,000 in 1995, 1994, and 1993, respectively.


6. INDUSTRY SEGMENTS

The Company is principally engaged in two lines of business which are the manufacture and distribution of toys and the manufacture and sale of custom lithographed products and molded plastic products to other manufacturers and consumer goods companies. The toy segment principally includes drawing activity toys, sports activity toys, pre-school activity toys, and other inexpensive toys.

					  The Ohio Art Company and Subsidiaries
				 Notes to Consolidated Financial Statements (continued)


6. INDUSTRY SEGMENTS (continued)

Financial information relating to industry segments is as follows:
									      Depreciation
										  and
						   Operating   Identifiable   Amortization      Capital
Business Segment                    Net Sales      Earnings       Assets        Expense       Expenditures
----------------------------        ----------    ----------   ------------   ------------    ------------
1995
----
Toy Segment                        $36,356,222    $2,219,434    $14,064,941    $1,163,628      $  952,512
Diversified Products Segment        10,997,919     1,661,952      4,604,486       425,190         553,762
				   -----------    ----------    -----------    ----------      ----------
				   $47,354,141     3,881,386     18,669,427    $1,588,818      $1,506,274
				   ===========                                 ==========      ==========
General corporate amounts                           (558,781)     6,902,636
Interest expense                                    (201,024)
						  ----------    -----------
Totals                                            $3,121,581    $25,572,063
						  ==========    ===========

1994
----
Toy Segment                        $28,849,075    $  647,594    $11,385,344    $1,421,177      $  634,923
Diversified Products Segment        11,346,736     1,185,294      5,231,255       475,446         591,910
				   -----------    ----------    -----------    ----------      ----------
				   $40,195,811     1,832,888     16,616,599    $1,896,623      $1,226,833
				   ===========                                 ==========      ==========
General corporate amounts                           (479,631)     8,557,482
Interest expense                                     (83,740)
						  ----------    -----------
Totals                                            $1,269,517    $25,174,081
						  ==========    ===========

					  The Ohio Art Company and Subsidiaries
				 Notes to Consolidated Financial Statements (continued)


6. INDUSTRY SEGMENTS (continued)
									      Depreciation
										  and
						   Operating   Identifiable   Amortization      Capital
Business Segment                    Net Sales      Earnings       Assets        Expense       Expenditures
----------------------------        ----------    ----------   ------------   ------------    ------------
1993
----
Toy Segment                        $31,846,303    $  114,260    $12,869,457    $1,271,240      $1,293,399
Diversified Products Segment         9,800,699     1,306,473      4,088,771       450,575         498,887
				   -----------    ----------    -----------    ----------      ----------
				   $41,647,002     1,420,733     16,958,228    $1,721,815      $1,792,286
				   ===========                                 ==========      ==========
General corporate amounts                           (757,336)     5,437,537
Interest expense                                    (175,208)
						  ----------    -----------
Totals                                            $  488,189    $22,395,765
						  ==========    ===========

		  The Ohio Art Company and Subsidiaries
	  Notes to Consolidated Financial Statements (continued)


6. INDUSTRY SEGMENTS (continued)

Operating earnings are net sales less operating expenses directly attributable to the segments and general corporate expenses which are allocated to the segments. Identifiable assets by business segment include all assets directly identified with those operations (accounts receivable, inventories and property, plant and equipment and intangibles). General corporate expenses consist of the costs of operating the corporate headquarters and other corporate expenses not directly attributable to the operations of the two segments.

Toy segment export sales from the United States, foreign royalty income, and direct shipments from foreign manufacturers to foreign customers included in consolidated revenues amounted to approximately $6,696,000, $3,567,000, and $5,679,000 in 1995, 1994, and 1993, respectively, of which approximately $2,595,000, $610,000, and $2,008,000 were to customers in the European community. Identifiable assets located outside the United States are less than 10% of consolidated assets at December 31, 1995 and 1994.

Substantially all of the Company's accounts receivable are from toy retailers, wholesalers, and other toy manufacturers. The Company has credit insurance to cover a portion of its losses on accounts receivable. The Company had net credit losses (recoveries) of $84,000, ($24,000), and $3,000 during 1995, 1994, and 1993, respectively. Net toy segment sales includes approximately $14,200,000 in 1995 and $12,310,000 in 1994 to two major retailers, and $15,200,000 in 1993 to three major retailers.


7. OPERATING LEASES

The Company leases office space and equipment pursuant to operating leases. Total rent expense is less than 1% of total revenues. The lease term for the office space extends through April, 2006 with monthly lease payments of $10,670. In addition, rent for the office lease is subject to escalation based upon the Consumer Price Index. Future commitments under the leases as of December 31, 1995 are as shown below:

		  The Ohio Art Company and Subsidiaries
	  Notes to Consolidated Financial Statements (continued)

7. OPERATING LEASES (continued)

				 Office     Equipment       Total
			       ----------   ----------   ----------
     1996                      $  130,257   $   59,843   $  190,100
     1997                         133,270        9,721      142,991
     1998                         136,353                   136,353
     1999                         139,507                   139,507
     2000                         142,734                   142,734
     Thereafter                   819,016                   819,016
			       ----------   ----------   ----------
			       $1,501,137   $   69,564   $1,570,701
			       ==========   ==========   ==========


8. COMMITMENT AND CONTINGENCY

At December 31, 1995, the Company has agreements to purchase lithography equipment costing approximately $5,530,000. The Company intends to partially finance the equipment acquisitions by short-term borrowings.

The Company has guaranteed up to a $600,000 note payable of a customer with which the Company does a significant amount of business.

							      Exhibit 22



		  THE OHIO ART COMPANY AND SUBSIDIARIES



							 Percentage
							 of Voting
    Name of Subsidiaries and Jurisdiction               Control Owned
	    of Incorporation                            by Registrant
    -------------------------------------               -------------

    Strydel, Inc.  (Ohio)                                    100%

    Trinc Company  (Ohio)                                    100%

							      Exhibit 23


		    Consent of Independent Auditors




We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Ohio Art Company for the year ended December 31, 1995, of our report dated February 7, 1996, included in Exhibit 13 to Form 10-K.

Our audit also included the financial statement schedule of The Ohio Art Company and Subsidiaries listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




						       ERNST & YOUNG LLP


Toledo, Ohio
February 7, 1996

							      Exhibit 27
		       FINANCIAL DATA SCHEDULE

[ARTICLE] 5
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED BALANCE SHEET AND CONSOLIDATED STATEMENT OF INCOME AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS. [/LEGEND]
[MULTIPLIER] 1

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               DEC-31-1995
[CASH]                                       2,800,076
[SECURITIES]                                         0
[RECEIVABLES]                                7,538,264
[ALLOWANCES]                                   415,000
[INVENTORY]                                  6,082,533
[CURRENT-ASSETS]                            17,561,072
[PP&E]                                      26,198,862
[DEPRECIATION]                              20,735,232
[TOTAL-ASSETS]                              25,572,063
[CURRENT-LIABILITIES]                        7,185,984
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                       480,633
[OTHER-SE]                                  16,351,310
[TOTAL-LIABILITY-AND-EQUITY]                25,572,063
[SALES]                                     47,354,141
[TOTAL-REVENUES]                            49,230,121
[CGS]                                       30,756,599
[TOTAL-COSTS]                               30,756,599
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             201,024
[INCOME-PRETAX]                              3,121,581
[INCOME-TAX]                                 1,160,900
[INCOME-CONTINUING]                          1,960,681
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 1,960,681
[EPS-PRIMARY]                                     4.07
[EPS-DILUTED]                                     4.07