Form 10-K405/A
period 1995-12-31
OHIO ART CO
filed 1996-04-26
CIK 73942

SECURITIES AND EXCHANGE COMMISSION
			   Washington, DC 20549

			  FORM 10-K Amendment #1

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 1995.

Commission file number 0-4479.

			   THE OHIO ART COMPANY
- - ------------------------------------------------------------------------
	 (Exact name of Registrant as specified in its charter)

	     Ohio                                     34-4319140
- - -------------------------------               --------------------------
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                   Identification No.)

   P.O. Box 111, Bryan, Ohio                             43506
- - -------------------------------                -------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   419-636-3141

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class          Name of each exchange on which registered
Common Stock, $1 Par Value             American Stock Exchange
- - --------------------------             -----------------------

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






	This document, including exhibits, contains 3 pages.

		The cover page consists of two pages.























		      Page 2 of 2 of Cover Page

			       SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					    THE OHIO ART COMPANY

/s/ Paul R. McCusty            Vice President Finance/    April 25, 1996
Paul R. McCusty                Treasurer and Principal
			       Financial Officer