Form 10-Q
period 1996-03-31
OHIO ART CO
filed 1996-05-13
CIK 73942

UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			  Washington, DC  20549



				 FORM 10-Q



	     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1996


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

			    Yes__X__   No _____


     At April 30, 1996 there were 470,751 shares outstanding of the Company's Common Stock at $1.00 par value.

							      FORM 10-Q


PART I - FINANCIAL INFORMATION


		   THE OHIO ART COMPANY AND SUBSIDIARIES
	      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
				(UNAUDITED)

						   Three Months Ended
							 March 31
						   ------------------
						     1996       1995
						   -------    -------
						 (In thousands, except
						    per share data)
Net Sales                                          $ 5,321    $ 7,011
Other Income                                           185        234
						   -------    -------
						     5,506      7,245

Costs and Expenses:
  Cost of products sold                              4,933      5,651
  Selling, administrative and general                2,751      2,787
  Interest                                              28         15
						   -------    -------
						     7,712      8,453
						   -------    -------
LOSS BEFORE INCOME TAXES                            (2,206)    (1,208)

Income Tax Credit                                     (772)      (411)
						   -------    -------
NET LOSS                                           $(1,434)   $  (797)
						   =======    =======

Net Loss Per Share                                 $ (3.10)   $ (1.61)

Dividends Per Share                                $   .26    $   .30

Average Shares Outstanding (Note 3)                    462        494


See notes to condensed consolidated unaudited financial statements.

							     FORM 10-Q

		THE OHIO ART COMPANY AND SUBSIDIARIES
		CONDENSED CONSOLIDATED BALANCE SHEETS

						  March 31   December 31
						    1996        1995
						  --------    --------
						 (Unaudited)   (Note)
						 (Thousands of dollars)
ASSETS
  Current Assets
    Cash(Overdraft)                               $  (140)    $ 2,800
    Accounts receivable less allowance
      (1996 - $472; 1995 - $435)                    3,758       7,123
    Inventories - Note 2
      On first-in, first-out cost method:
	Finished products                           5,298       5,067
	Products in process                           731         445
	Raw materials                               3,073       2,991
      Less: Adjustment to reduce inventories
	to last-in, first-out cost method          (2,435)     (2,420)
						  -------     -------
						    6,667       6,083

    Recoverable income taxes                          759         -0-
    Prepaid expenses                                  936         915
    Deferred federal income taxes                     640         640
						  -------     -------
	Total Current Assets                       12,620      17,561

  Property, Plant and Equipment
    Cost                                           28,066      26,199
    Less allowances for depreciation               21,022      20,735
						  -------     -------
						    7,044       5,464

  Other Assets                                      1,782       1,706

  Goodwill                                            836         841
						  -------     -------
						  $22,282     $25,572
						  =======     =======

See notes to condensed consolidated unaudited financial statements.

NOTE: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

							      FORM 10-Q

		THE OHIO ART COMPANY AND SUBSIDIARIES
		CONDENSED CONSOLIDATED BALANCE SHEETS

						  March 31   December 31
						    1996        1995
						  --------    --------
						 (Unaudited)   (Note)
						 (Thousands of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                              $ 2,552     $ 4,419
    Income taxes payable                              -0-         901
    Other current liabilities                       1,103       1,866
						  -------     -------
      Total Current Liabilities                     3,655       7,186

  Deferred Federal Income Taxes                       893         887

  Long-Term Obligations                             2,956         667

  Stockholders' Equity
    Common Stock, par value $1.00 per share:
      Authorized:  1,935,552 shares
      Outstanding:  1996-470,761; 1995-480,633
	shares (excluding treasury shares of
	208,248 and 198,376 respectively)             471         481
    Additional paid-in capital                        710         733
    Retained earnings                              13,597      15,618
						  -------     -------
						   14,778      16,832
						  -------     -------
						  $22,282     $25,572
						  =======     =======


See notes to condensed consolidated unaudited financial statements

NOTE: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

							      FORM 10-Q

		THE OHIO ART COMPANY AND SUBSIDIARIES
	   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			     (UNAUDITED)

						   Three Months Ended
							March 31
						   ------------------
						     1996       1995
						   -------    -------
						 (Thousands of dollars)
Operating Activities
  Net loss                                         $(1,434)   $  (797)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Provision for depreciation and amortization      287        503
      Changes in accounts receivable, inventories,
	prepaid expenses, other assets, accounts
	payable, and other liabilities              (1,606)      (419)
						   -------    -------
	  NET CASH USED IN OPERATING ACTIVITIES     (2,753)      (713)

Investing Activities
  Purchase of plant and equipment, less
    net book value of disposals                     (1,867)      (519)
						   -------    -------
	  NET CASH USED IN INVESTING ACTIVITIES     (1,867)      (519)

Financing Activities
  Borrowings                                         2,300         71
  Purchase of common stock                            (497)        (3)
  Cash dividends                                      (122)       (30)
						   -------    -------
	  NET CASH PROVIDED BY
	    FINANCING ACTIVITIES                     1,680         38
						   -------    -------
Cash
  Decrease during period                            (2,940)    (1,194)
  At beginning of period                             2,800      4,400
						   -------    -------
	  CASH(OVERDRAFT) AT END OF PERIOD         $  (140)   $ 3,206
						   =======    =======

See notes to condensed consolidated unaudited financial statements.

							      FORM 10-Q


		THE OHIO ART COMPANY AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			    (UNAUDITED)
			   March 31, 1996



Note 1 - Basis of Presentation

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.

For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

							      FORM 10-Q


		 MANAGEMENT'S DISCUSSION AND ANALYSIS



OPERATIONS
- ----------
Net sales for the three months ended March 31, 1996 decreased to $5,321,000 from $7,011,000 for the comparable 1995 period. Domestic toy sales decreased approximately $1,300,000 (77% of the decrease).

Domestic toy customers did not place orders for product for shipment in the first quarter of 1996 because of the carryover of inventory from year-end which reduced their "open to buy" dollars. The majority of the decrease in domestic toy sales was in our "Home and Travel" category of toys (approximately $1,200,000), which includes Hot Pocket Etch A Sketch(registered) and Pocket Glitter Writer(registered). International toy shipments were down slightly from the prior year (approximately $40,000). The Diversified Products Division shipments were also down slightly (approximately $140,000) although our Lithography operations experienced record shipments for the first quarter of 1996, which were offset by decreased shipments at Strydel, Inc., our injection molding facility.

The Company's business is seasonal, with approximately 60-70% of its sales being made in the last six months of the calendar year in recent years. Because of the seasonality of the Company's business, the dollar order backlog in mid-May is not necessarily indicative of expectations of sales for the full year. Subject to industry practice and comments as detailed in the Registrant's annual Form 10-K for the year ended December 31, 1995, order receipts through May 10 are approximately $12,600,000 versus $14,770,000 for the same period of 1995, or approximately 15% behind the prior year.

Gross profit margin (percentage) for the first quarter of 1996 (7.3%) decreased dramatically from the first quarter of 1995 (19.4%) primarily due to the change in product mix as the sale of lower margin items had a greater influence on overall margins because of the lower level of sales. Manufacturing overhead variances, although slightly less than the prior year in dollars, had a greater negative effect on margin percentages because of the lower level of sales.

Selling, administrative, and general expenses for the first quarter of 1996 decreased to $2,751,000 from $2,787,000 for the comparable period in 1995. Although the change is favorable, selling, administrative, and general expenses as a percentage of sales amounted to 51.7% versus 39.8% for the comparable 1995 period.

							      FORM 10-Q


		 MANAGEMENT'S DISCUSSION AND ANALYSIS



FINANCIAL CONDITION
- -------------------
The company's current ratio increased from 2.4 to 1 at December 31, 1995 to 3.5 to 1 at March 31, 1996. This change was the result of using cash on hand, cash from the collection of accounts receivable, and non current line of credit to reduce accounts payable, to pay income taxes owed on the prior year profits, as well as to finance the loss for the first quarter of 1996.


PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K  -  The company did not
		file any reports on Form 8-K during the three months ended
		March 31, 1996.

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





						 THE OHIO ART COMPANY
						----------------------
						     (Registrant)





Date:     May 13, 1996                      /s/ William C. Killgallon
					    --------------------------
						William C. Killgallon
						Chairman of the Board





Date:     May 13, 1996                        /s/ M. L. Killgallon II
					      ------------------------
						  M. L. Killgallon II
						      President





Date:     May 13, 1996                          /s/ Paul R. McCusty
						----------------------
						    Paul R. McCusty
						Vice President Finance