Form 10-Q
period 1996-06-30
OHIO ART CO
filed 1996-08-13
CIK 73942

UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			  Washington, DC  20549



				 FORM 10-Q



	     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1996


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

			    Yes__ X__    No _____


     At July 31, 1996 there were 936,867 shares outstanding of the Company's Common Stock at $1.00 par value.

							      FORM 10-Q



PART I - FINANCIAL INFORMATION


		   THE OHIO ART COMPANY AND SUBSIDIARIES
	      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
				(UNAUDITED)

				Six Months Ended     Three Months Ended
				    June 30                June 30
				----------------     -----------------
				 1996     1995         1996     1995
				-------  -------      -------  -------
				 (In thousands, except per share data)
Net Sales                       $12,106  $13,822      $ 6,785  $ 6,811
Other Income                        300      551          115      317
				-------  -------      -------  -------

				 12,406   14,373        6,900    7,128

Costs and Expenses:
  Cost of products sold          10,726   10,893        5,793    5,242
  Selling, administrative
	     and general          5,449    5,652        2,698    2,865
  Interest                          120       33           92       18
				-------  -------      -------  -------

				 16,295   16,578        8,583    8,125
				-------  -------      -------  -------

LOSS BEFORE INCOME TAXES         (3,889)  (2,205)      (1,683)    (997)

Income Tax Credit                (1,361)    (750)        (589)    (339)
				-------  -------      -------  -------

NET LOSS                        $(2,528) $(1,455)     $(1,094) $  (658)
				=======  =======      =======  =======

Net Loss Per Share (Note 3)     $ (2.73) $ (1.48)     $ (1.18) $  (.68)

Dividends Per Share (Note 3)    $   .17  $   .18      $   .04  $   .03

Average Shares Outstanding          928      984          924      978
     (Note 3)

See notes to condensed consolidated unaudited financial statements.

							      FORM 10-Q


		THE OHIO ART COMPANY AND SUBSIDIARIES
		CONDENSED CONSOLIDATED BALANCE SHEETS

						  June 30   December 31
						    1996        1995
						 --------     -------
						 (Unaudited)   (Note)
						 (Thousands of dollars)
ASSETS
  Current Assets
    Cash (Overdraft)                              $   (36)    $ 2,800
    Accounts receivable less allowance
      (1996 - $511; 1995 - $494)                    4,785       7,123
    Inventories - Note 2
      On first-in, first-out cost method:
	Finished products                           5,557       5,067
	Products in process                           902         445
	Raw materials                               3,269       2,991
      Less: Adjustment to reduce inventories
	to last-in, first-out cost method          (2,451)     (2,420)
						  -------     -------
						    7,277       6,083

    Recoverable income taxes                        1,381         -0-
    Prepaid expenses                                1,216         915
    Deferred federal income taxes                     640         640
						  -------     -------
	Total Current Assets                       15,263      17,561

  Property, Plant and Equipment
    Cost                                           28,316      26,199
    Less allowances for depreciation               21,367      20,735
						  -------     -------
						    6,949       5,464

  Other Assets                                      1,872       1,706

  Goodwill                                            831         841
						  -------     -------

						  $24,915     $25,572
						  =======     =======

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

							      FORM 10-Q


		THE OHIO ART COMPANY AND SUBSIDIARIES
		CONDENSED CONSOLIDATED BALANCE SHEETS

						  June 30   December 31
						    1996        1995
						  -------     -------
						 (Unaudited)   (Note)
						 (Thousands of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                              $ 3,495     $ 4,419
    Income taxes payable                              -0-         901
    Other current liabilities                         945       1,866
						  -------     -------
      Total Current Liabilities                     4,440       7,186

  Deferred Federal Income Taxes                       893         887

  Long-Term Obligations                             5,963         667

  Stockholders' Equity (Note 3)
    Common Stock, par value $1.00 per share:
      Authorized:  1,935,552 shares
      Outstanding:  1996-940,059; 1995-961,266
	shares (excluding treasury shares of
	417,959 and 396,752 respectively)             940         961
    Additional paid-in capital                        238         253
    Retained earnings                              12,441      15,618
						  -------     -------
						   13,619      16,832
						  -------     -------

						  $24,915     $25,572
						  =======     =======

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

							      FORM 10-Q


		THE OHIO ART COMPANY AND SUBSIDIARIES
	   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			     (UNAUDITED)


						    Six Months Ended
							 June 30
						   ------------------
						     1996       1995
						   -------    -------
						 (Thousands of dollars)
Operating Activities
  Net loss                                         $(2,528)   $(1,455)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Provision for depreciation and amortization      632        967
      Changes in accounts receivable, inventories,
	prepaid expenses, other assets, accounts
	payable, and other liabilities              (3,438)    (3,732)
						   -------    -------

	  NET CASH USED IN OPERATING ACTIVITIES     (5,334)    (4,220)

Investing Activities
  Purchase of plant and equipment, less
    net book value of disposals                     (2,117)    (1,156)
						   -------    -------

	  NET CASH USED IN INVESTING ACTIVITIES     (2,117)    (1,156)

Financing Activities
  Borrowings                                         5,300      1,500
  Purchase of common stock                            (525)      (208)
  Cash dividends                                      (160)      (179)
						   -------    -------

	  NET CASH PROVIDED BY
	      FINANCING ACTIVITIES                   4,615      1,113
						   -------    -------

Cash
  Decrease during period                            (2,836)    (4,263)
  At beginning of period                             2,800      4,400
						   -------    -------

	  CASH (OVERDRAFT) AT END OF PERIOD        $   (36)   $   137
						   =======    =======

See notes to condensed consolidated unaudited financial statements.

							      FORM 10-Q

		THE OHIO ART COMPANY AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			    (UNAUDITED)
			   June 30, 1996


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


Note 3 - Common Stock

The number of shares of common stock has been restated for all prior periods to reflect the two for one stock split effective May 7, 1996 for stockholders of record as of April 9, 1996.

Unallocated ESOP shares are deducted from outstanding shares of Common Stock to arrive at average shares outstanding.

							      FORM 10-Q

		 MANAGEMENT'S DISCUSSION AND ANALYSIS


OPERATIONS
- ----------
Net sales for the six months ended June 30, 1996 decreased approximately 12% to $12,106,000 from $13,822,000 for the comparable 1995 period and decreased slightly to $6,785,000 for the second quarter of 1996 from $6,811,000 for the comparable 1995 period. The majority of the decrease is attributable to domestic sales, which decreased approximately $1,500,000. This decrease is directly related to two major retailers who carried our "Pocket" category of products in 1995 which they no longer carry in 1996. International toy shipments were down as well (approximately $400,000) while our Diversified Products division increased (approximately $800,000).

The Company's business is seasonal, with approximately 60-70% of its sales being made in the last six months of the calendar year in recent years. Because of the seasonality of the Company's business, the dollar order backlog in July is not necessarily indicative of expectations of sales for the full year. Subject to industry practice and comments as detailed in the Registrant's annual Form 10-K for the year ended December 31, 1995, order receipts through July 31st are approximately $31,600,000 versus $38,800,000 for the same period of 1995, or approximately 19% behind the prior year. As detailed above, the loss of listings at two major retailers contributed to this decrease.

Gross profit margin (percentage) for the six months ended June 30, 1996 (11.4%) decreased significantly from the comparable 1995 period (21.2%). Gross profit margin percentage for the second quarter of 1996 decreased to 14.6% from 23.0% for the similar period of 1995. The decrease in gross profit margin is primarily due to the change in product mix and the sale of lower margin items had a greater influence on overall margins because of the lower level of sales. Manufacturing overhead variances, although slightly less than the prior year in dollars, had a greater negative effect on margin percentages because of the lower level of sales.

Selling, administrative, and general expenses for the six months ended June 30, 1996 decreased to $5,449,000 from $5,652,000 for the comparable 1995 period and decreased to $2,698,000 for the second quarter of 1996 from $2,865,000 for the comparable 1995 period. The decrease is primarily advertising expense, which decreased approximately $200,000 for both time periods. Advertising expense is budgeted based on the current level of sales, as well as other factors.

							      FORM 10-Q

		 MANAGEMENT'S DISCUSSION AND ANALYSIS


FINANCIAL CONDITION
- -------------------
The Company's current ratio increased to 3.4 to 1 at June 30, 1996 from
2.4 to 1 at December 31, 1995. This change was the result of using cash on hand, cash from the collection of accounts receivable, and the non-current line of credit to reduce accounts payable, to pay income taxes owed on the prior year profits, to finance the build-up of inventories, and to finance the loss generated in the first six months of 1996.

On May 10, 1996, the Company renewed its three-year $10,000,000 Revolving Credit Agreement which extended the maturity date until May 1999. The Company also renewed its one-year term loan to a maturity date of May 25, 1997. All the terms and conditions related to both agreements are the same as the previous agreements except for the maturity date.


PART II - OTHER INFORMATION

Item 4.     (a)  The annual meeting of stockholders of The Ohio Art
		 Company was held on May 7, 1996.

	    (c) Set forth below is the tabulation of the votes on each nominee for election as a director:
							  WITHHOLD
					      FOR         AUTHORITY
					    -------       ---------
		Neil H. Borden              866,862          768
		William C. Killgallon       866,862          768
		Wayne E. Shaffer            864,942        1,688


Item 5. The following exhibits are filed as part of this Form 10-Q quarterly report:
	  1)  Amendment to the Revolving Credit Agreement dated
	      May 10, 1996
	  2)  Credit agreement dated May 10, 1996


Item 6. Exhibits and reports on Form 8-K  -  The Company did not
		file any reports on Form 8-K during the three months ended
		June 30, 1996.

The information called for in Items 1, 2, and 3 are not applicable.

							      FORM 10-Q



			       SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





						 THE OHIO ART COMPANY
						----------------------
						     (Registrant)





Date:     August 14, 1996                   /s/ William C. Killgallon
					    --------------------------
						William C. Killgallon
						Chairman of the Board





Date:     August 14, 1996                     /s/ M. L. Killgallon II
					      ------------------------
						  M. L. Killgallon II
						      President





Date:     August 14, 1996                       /s/ Paul R. McCusty
						----------------------
						    Paul R. McCusty
						Vice President Finance

							      FORM 10-Q


Item 5 - Exhibit 1

				Amendment

Note #:883798                      The Fifth Third Bank of NW Ohio, N.A.
				   606 Madison Avenue
Amount:  $10,000,000.00            Toledo, Ohio 43604

Due Date:  May 25, 1999


	This Amendment entered into the 10th day of May, 1996, by The Fifth Third Bank of Northwestern Ohio, N.A. ("Bank"), and THE OHIO ART COMPANY ("Borrower").

	WHEREAS, Borrower executed and delivered to Fifth Third Bank a Credit Agreement and a $10,000,000.00 Revolving Note, both dated January 24, 1994, a copy of the $10,000,000.00 Revolving Note is attached hereto as Exhibit "A" and made a part hereof; and

	WHEREAS, The Fifth Third Bank assigned to Bank all of its right, title and interest in the $10,000,000.00 Revolving Note and in that part of the Credit Agreement which relates in any way to the loan evidenced by the $10,000,000.00 Revolving Note; and

	WHEREAS, the present balance due on the $10,000,000.00 Revolving
Note is $4.163M; and

	WHEREAS, Borrower and Bank have agreed to amend the $10,000,000.00 Revolving Note and the Credit Agreement, as follows.

	NOW THEREFORE, Borrower and Bank mutually agree to the following:

	1. The following recitals, the $10,000,000.00 Revolving Note, the Credit Agreement, and all documents pertaining thereto are incorporated by reference.

	2. The maturity date of the $10,000,000.00 Revolving Note is hereby extended to May 25, 1999.

	3. The Credit Agreement is amended to provide that Borrower may utilize up to $600,000 of the loan proceeds for Employee Stock Ownership Plan purposes.

	4. The warrant of attorney to confess judgment and all waivers in the $10,000,000.00 Revolving Note are hereby expressly granted to the Bank by Borrower.

							      FORM 10-Q


	5. Except as amended hereby, the original terms and conditions of the $10,000,000.00 Revolving Note and the Credit Agreement are and remain in full force and effect.



WARNING - BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY GAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.

					THE OHIO ART COMPANY

					/s/ Paul R. McCusty
					By:  Paul R. McCusty
					Vice President Finance


Item 5 - Exhibit 2

				Amendment

Note #:883798                      The Fifth Third Bank of NW Ohio, N.A.
				   606 Madison Avenue
Amount:  $6,000,000.00             Toledo, Ohio 43604

Due Date:  May 25, 1997


	This Amendment entered into the 10th day of May, 1996, by The Fifth Third Bank of Northwestern Ohio, N.A. ("Bank"), and THE OHIO ART COMPANY ("Borrower").

	WHEREAS, Borrower executed and delivered to Fifth Third Bank a Credit Agreement and a $6,000,000.00 Revolving Note, both dated January 24, 1994, a copy of the $6,000,000.00 Revolving Note is attached hereto as Exhibit "A" and made a part hereof; and

	WHEREAS, Borrower and Bank have agreed to amend the $6,000,000.00 Revolving Note and the Credit Agreement, as follows.

	NOW THEREFORE, Borrower and Bank mutually agree to the following:

	1. The following recitals, the $6,000,000.00 Revolving Note, the Credit Agreement, and all documents pertaining thereto are incorporated by reference.

							      FORM 10-Q

	2. The outstanding principal and all accrued and unpaid interest shall be due and payable on May 25, 1997 instead of on demand. Interest on any outstanding principal will continue to accrue and be payable monthly or more frequently as provided in the $6,000,000.00 Revolving Note.

	3. The warrant of attorney to confess judgment and all waivers in the $6,000,000.00 Revolving Note are hereby expressly granted to the Bank by Borrower.

	5. Except as amended hereby, the original terms and conditions of the $6,000,000.00 Revolving Note and the Credit Agreement are and remain in full force and effect.

WARNING - BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY GAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.

					THE OHIO ART COMPANY

					/s/ Paul R. McCusty
					By:  Paul R. McCusty
					Vice President Finance