Form 10-Q
period 1996-09-30
OHIO ART CO
filed 1996-11-08
CIK 73942

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549



                                 FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1996


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

                            Yes___X___   No _____


     At October 31, 1996 there were 929,459 shares outstanding of the Company's Common Stock at $1.00 par value.

                                                              FORM 10-Q



PART I - FINANCIAL INFORMATION


                   THE OHIO ART COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                Nine Months Ended    Three Months Ended
                                   September 30         September 30
                                 ----------------    ------------------
                                  1996     1995        1996     1995
                                 -------  -------     -------  --------
                                  (In thousands, except per share data)
Net Sales                        $24,636  $29,335     $12,530  $15,513
Other Income                         453      805         153      254
                                 -------  -------     -------  -------

                                  25,089   30,140      12,683   15,767

Costs and Expenses:
  Cost of products sold           19,583   20,996       8,857   10,103
  Selling, administrative
             and general           9,202    9,862       3,753    4,210
  Interest                           243      112         123       79
                                 -------  -------     -------  -------

                                  29,028   30,970      12,733   14,392
                                 -------  -------     -------  -------

INCOME(LOSS) BEFORE INCOME TAXES  (3,939)    (830)        (50)   1,375

Income Taxes (Credit)             (1,378)    (291)        (17)     459
                                 -------  -------     -------  -------

NET INCOME(LOSS)                 $(2,561) $  (539)    $   (33) $   916
                                 =======  =======     =======  =======

Net Income(Loss) Per Share       $ (2.77) $  (.55)    $  (.04) $   .93
     (Note 3)

Dividends Per Share (Note 3)     $   .21  $   .21     $   .04  $   .03

Average Shares Outstanding           924      974         917      956
     (Note 3)

See notes to condensed consolidated unaudited financial statements.

                                                              FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                               September 30  December 31
                                                   1996         1995
                                                 -------      -------
                                                (Unaudited)    (Note)
                                                (Thousands of dollars)
ASSETS
  Current Assets
    Cash                                         $   451      $ 2,800
    Accounts receivable less allowance
      (1996 - $522; 1995 - $532)                   9,417        7,123
    Inventories - Note 2
      On first-in, first-out cost method:
        Finished products                          3,390        5,067
        Products in process                          442          445
        Raw materials                              3,768        2,991
      Less: Adjustment to reduce inventories
        to last-in, first-out cost method         (2,466)      (2,420)
                                                 -------      -------
                                                   5,134        6,083

    Recoverable income taxes                       1,398          -0-
    Prepaid expenses                                 521          915
    Deferred federal income taxes                    640          640
                                                 -------      -------
        Total Current Assets                      17,561       17,561

  Property, Plant and Equipment
    Cost                                          30,378       26,199
    Less allowances for depreciation              21,713       20,735
                                                 -------      -------
                                                   8,665        5,464

  Other Assets                                     1,688        1,706

  Goodwill                                           826          841
                                                 -------      -------

                                                 $28,740      $25,572
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

                                                              FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                               September 30  December 31
                                                   1996         1995
                                                 -------      -------
                                                (Unaudited)    (Note)
                                                (Thousands of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                             $ 3,279      $ 4,419
    Income taxes payable                             -0-          901
    Other current liabilities                        921        1,866
                                                 -------      -------
      Total Current Liabilities                    4,200        7,186

  Deferred Federal Income Taxes                      887          887

  Long-Term Obligations                           10,271          667

  Stockholders' Equity (Note 3)
    Common Stock, par value $1.00 per share:
      Authorized:  1,935,552 shares
      Outstanding:  1996-930,188; 1995-961,266
        shares (excluding treasury shares of
        427,830 and 396,752 respectively)            930          961
    Additional paid-in capital                       231          253
    Retained earnings                             12,221       15,618
                                                 -------      -------
                                                  13,382       16,832
                                                 -------      -------

                                                 $28,740      $25,572
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

                                                              FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                    Nine Months Ended
                                                      September 30
                                                   ------------------
                                                     1996       1995
                                                   -------    -------
                                                 (Thousands of dollars)
Operating Activities
  Net loss                                         $(2,561)   $  (539)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Provision for depreciation and amortization      978      1,451
      Changes in accounts receivable, inventories,
        prepaid expenses, other assets, accounts
        payable, and other liabilities              (5,298)    (6,920)
                                                   -------    -------

          NET CASH USED IN OPERATING ACTIVITIES     (6,881)    (6,008)

Investing Activities
  Purchase of plant and equipment, less
    net book value of disposals                     (4,179)    (1,425)
                                                   -------    -------

          NET CASH USED IN INVESTING ACTIVITIES     (4,179)    (1,425)

Financing Activities
  Borrowings                                         9,600      4,800
  Payments of debt                                     -0-       (500)
  Purchase of common stock                            (692)      (561)
  Cash dividends                                      (197)      (208)
                                                   -------    -------

          NET CASH PROVIDED BY
              FINANCING ACTIVITIES                   8,711      3,531
                                                   -------    -------

Cash
  Decrease during period                            (2,349)    (3,902)
  At beginning of period                             2,800      4,400
                                                   -------    -------

          CASH AT END OF PERIOD                    $   451    $   498
                                                   =======    =======

See notes to condensed consolidated unaudited financial statements.

                                                              FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)
                         September 30, 1996


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

                                                              FORM 10-Q

                 MANAGEMENT'S DISCUSSION AND ANALYSIS


OPERATIONS
----------
Net sales for the nine months ended September 30, 1996 decreased approximately 16% to $24,636,000 from $29,335,000 for the comparable 1995 period and decreased approximately 19% to $12,530,000 for the third quarter of 1996 from $15,513,000 for the comparable 1995 period. The majority of the decrease is attributable to domestic sales, which decreased approximately $5,000,000 for the nine month period and decreased approximately $3,000,000 for the three month period. Approximately $2,400,000 of the $3,000,000 decrease for the three month period was in the "Ohio Art Sports" catagory of product, which is primarily basketball games. The termination of the Michael Jordan license in 1995 significantly reduced the sale of basketball games in 1996. In addition, a major retailer purchased a significant quantity of Grant Hill basketball games in 1995 which did not sell through at retail in 1995 and therefore were not reordered in 1996. The domestic sales decrease of approximately $5,000,000 for the nine month period, in addition to the reasons cited above, is directly attributable to two major retailers who carried our "Pocket" category of products in 1995 which they no longer carry in 1996.

The Company's business is seasonal, with approximately 60-70% of its sales being made in the last six months of the calendar year in recent years. Subject to industry practice and comments as detailed in the Registrant's annual Form 10-K for the year ended December 31, 1995, order backlog as of October 31st is approximately $6,882,000 versus $7,443,000 at the same date in 1995 or approximately 8% lower than the prior year. Based on the lower level of sales through the first nine months, as well as the decrease in the order backlog, it is anticipated that net sales for the calendar year 1996 will be lower than 1995 sales by approximately 15% to 20%, although it is difficult to predict the final outcome for 1996.

Other income for the nine months ended September 30, 1996 decreased to $453,000 from $805,000 for the comparable 1995 period and decreased to $153,000 for the third quarter of 1996 from $254,000 for the comparable 1995 period. The decrease in other income is primarily due to a decrease in royalty income from the distribution of the Company's products outside of the United States.

Gross profit margin (percentage) for the nine months ended September 30, 1996 (20.5%) and for the third quarter of 1996 (29.3%) decreased significantly from the comparable 1995 periods (28.4% and 34.9% respectively). The decrease in gross profit margin is primarily due to the change in product mix and the sale of lower margin items had a greater influence on overall margins because of the lower level of sales.

                                                              Form 10-Q

                 MANAGEMENT'S DISCUSSION AND ANALYSIS


Selling, administrative, and general expenses for the nine months ended September 30, 1996 decreased to $9,202,000 from $9,862,000 for the comparable 1995 period and decreased to $3,753,000 for the third quarter of 1996 from $4,210,000 for the comparable 1995 period. The decrease is primarily advertising expense, which is budgeted based on the current level of sales, as well as other factors, and a decrease in royalty expense which is due to lower sales of products subject to royalty.


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

Consistent with this seasonal nature of the business, working capital was increased during the third quarter of 1996. This buildup was primarily funded by the use of cash on hand at December 31, 1995 and bank borrowings. The use of bank borrowings, classified as long-term obligations, has resulted in an increase in the current ratio from 2.4 to 1 at December 31, 1995 to 4.2 to 1 at September 30, 1996.



PART II - OTHER INFORMATION


Item 6. Exhibits and reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.


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





                                                 THE OHIO ART COMPANY
                                                ----------------------
                                                     (Registrant)





Date:     November 12, 1996                 /s/ William C. Killgallon
                                            --------------------------
                                                William C. Killgallon
                                                Chairman of the Board





Date:     November 12, 1996                   /s/ M. L. Killgallon II
                                              ------------------------
                                                  M. L. Killgallon II
                                                      President





Date:     November 12, 1996                     /s/ Paul R. McCusty
                                                ----------------------
                                                    Paul R. McCusty
                                                Vice President Finance