Form 10-K405
period 1996-12-31
OHIO ART CO
filed 1997-03-26
CIK 73942

SECURITIES AND EXCHANGE COMMISSION
			   Washington, DC 20549

				 FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 1996.

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



		      Page 1 of 2 of Cover Page

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 21, 1997 was approximately $4,800,000 (based upon the closing price on The American Stock Exchange). The number of shares outstanding of the issuer's Common Stock as of March 21, 1997 was 910,586. It is estimated that 28% of such stock is held by non-affiliates. (Excludes shares beneficially owned by officers and directors and their immediate families).


DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the annual shareholders' report for the year ended
  December 31, 1996 are filed as Exhibit (13) filed hereto and are incorporated by reference into Parts I, II, and IV.


  Portions of the Ohio Art Company Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.






	This document, including exhibits, contains 48 pages.

		The cover page consists of two pages.

	       The Exhibit Index is located on page 15.













		      Page 2 of 2 of Cover Page

				PART I


Item 1.  Business

     Registrant is principally engaged in two lines of business: (a) the manufacture and distribution of toys and (b) the manufacture and sale of custom metal lithography and molded plastic products to other manufacturers and consumer goods companies. (See Note 6 of Notes to Consolidated Financial Statements included in the Annual Shareholders' Report for the year ended December 31, 1996, and included in Exhibit
(13) filed hereunder.)

     Registrant manufactures and markets approximately 60 toy items including the nationally advertised Etch A Sketchr, Travel Etch A
Sketchr, Pocket Etch A Sketchr, and Zooper Sounds Etch A Sketchr drawing devices, Glitter Writerr, craft items, drums, and a line of sports activity toys, primarily basketball sets.

     Registrant maintains showrooms in Bryan, Ohio and New York City and distributes its products through its own full-time sales force and through manufacturers' representatives. The toy products are sold directly to general and specialty merchandise chains, discount stores, wholesalers, mail order houses, and both direct to customers and through licensees in foreign countries.

     The Registrant's Diversified Products segment manufactures specialty plastic components and lithographic metal items such as parts for automobile trim, lithographed metal serving trays, replica metal signs, film canisters, and decorative cans. These products are sold to others directly or through manufacturers' representatives.

     The following table reflects the approximate percentage of total sales contributed by each class of similar products of Registrant's total sales in any of the last three fiscal years.

					     Year Ended December 31
CLASS                                        1996     1995     1994
-----                                        ----     ----     ----
Writing and Drawing Toys ...................  49%      52%      50%
Activity Toys ..............................  12%      21%      15%
Traditional Toys ...........................   4%       4%       7%
Diversified Products .......................  35%      23%      28%

     The toy industry is highly competitive, and among Registrant's competitors are a number of substantially larger firms having greater financial resources and doing a substantially greater volume of business. Published statistics for the year 1996 indicate the Registrant accounted for less than one percent (1%) of the total toy sales in the United States. Competition in Registrant's business is believed to be based on novelty of product, customer appeal, merchandising of character licenses, ability to deliver products on a timely basis, price, and reputation for quality.

     The Diversified Products segment sales are primarily products manufactured to customers' specifications. Registrant believes that the principal competitive factors in this business are price and demonstrated ability to deliver quality products on a timely basis.

     Registrant's toy business is seasonal and historically approximately 65% to 75% of its sales have been made in the last six months of the calendar year. Second half shipments in 1996 and 1995 amounted to 67% and 71% of annual sales respectively. Second half sales have shown particular strength in recent years due to the introduction of new products supported with television advertising concentrated in the primary selling season prior to Christmas. Although customers historically have ordered toy merchandise during the spring and summer months for fall shipments in anticipation of Christmas sales, the Company's customers in recent years tend to order later in the year in an effort to control inventories, particularly in years with uncertain economic conditions. The Diversified Products segment does not have any established seasonal pattern.

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

		   1997 - approximately  $5,200,000
		   1996 - approximately  $2,200,000

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

     Registrant imports a variety of plastic and miscellaneous parts as well as finished products from China, Taiwan, and Thailand as well as steel from Japan for its lithography business. In 1996, these imports accounted for approximately 27% of the total cost of goods sold. Tariffs, internal affairs of foreign countries, and other restraints on international trade have not materially affected Registrant to date but no assurance can be given that these conditions will continue. Registrant has utilized forward exchange contracts to cover requirements for major purchase commitments based on foreign currencies. However, the use of foreign exchange contracts has not been necessary in the past five years.

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

     The Registrant has an established program for licensing others for manufacture and/or distribution of its products outside the United States. The relationship with a key European distributor became strained and then terminated at the end of 1994. The Company had developed new relationships in Europe for 1995, and significant increases were realized in international sales and royalty income in 1995. However, it decreased again in 1996 because of excess inventories carried over from the prior year at our overseas partners' facilities as well as at their customers' facilities, and poor product acceptance at the retail level.

     Because of the seasonal nature of the Registrant's business, the number of full-time employees at December 31 is not as indicative of activity as the average number of employees during the year. The average number of employees has been: 1996 - 315; 1995 - 304;
1994 - 302.

     The Company has installed and upgraded equipment to control the possible discharge of materials into the environment by its lithography operations at the Bryan, Ohio manufacturing facility. The expense of operation and depreciation of installed equipment have increased manufacturing costs for the lithography operations, but these cost increases have not impacted the competitive position of the Company.

     Because of increased demand from its lithography customers, the Company expanded its Lithography department in 1996 by purchasing a new lithography system. The cost of the equipment, as well as modifications to the existing plant will be approximately $6.6 million, with over $6.0 million capitalized in 1996. The system became operational in early 1997.

     Registrant maintains its own design and development staff and, in addition, utilizes contractual arrangements with outside development groups. Approximately $610,000 in 1996, $650,000 in 1995, and $510,000
in 1994 was spent on such activities.

     Customers of the toy segment include a number of large retailers.
A number of major toy retailers have, in recent years, experienced financial difficulties resulting in either bankruptcy, restructuring, or slow payment. The loss of any of these customers could have a material adverse effect on this segment of Registrant's business. Registrant's consolidated revenues for 1996 included approximately $3,800,000 ($8,900,000 and $8,100,000 in 1995 and 1994, respectively) of sales to
Wal-Mart, and sales to Kmart of $3,200,000 ($5,300,000 and $4,200,000 in
1995 and 1994, respectively).  Both customers are major toy retailers.

     Registrant's Diversified Products segment sales are concentrated in a limited number of accounts. Sales to the five largest customers account for approximately 58% of the total sales of this segment. The loss of any of these customers could have a material adverse effect on the Diversified Products segment of Registrant's business.

Item 2.  Properties

     Registrant owns plants located at Bryan, Ohio, which consist of approximately 50,000 square feet of office, 725,000 square feet of production, and 235,000 square feet of warehouse space. Registrant also owns a plant at Stryker, Ohio, which consists of approximately 134,000 square feet. The majority of Registrant's facilities are of masonry construction and are adequate for its present operation. Production, other than metal lithography, which is normally scheduled on a two-shift, ten hour, four day week with overtime for Friday, Saturday, and Sunday, is primarily on a one-shift basis at the Bryan, Ohio facilities. The Bryan facilities run second shift operations on selected toy items during seasonal demand peaks. The Stryker, Ohio plant is normally scheduled on the basis of three-shift operations. Because of the seasonal nature of its business and the fact that a portion of its manufacturing facilities operate on a one-shift or limited two-shift basis, the Registrant's facilities have operated below maximum productive capacity in recent years, including 1996.


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


Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements of the Registrant and its subsidiaries on pages 26 through 45 of Exhibit (13) filed hereunder are incorporated herein by reference.

     Quarterly Results of Operations on page 24 of Exhibit (13) filed hereunder are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

				PART III


Item 10. Directors and Executive Officers of the Registrant

(a)  Identification of Directors

     Information in regard to identification of Directors of the Registrant is presented under the heading "Information With Respect to Directors and Nominees" in the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission and is incorporated herein by reference.

(b)   Executive Officers of the Registrant

							      First Year
							      Elected To
					Present Position       Present
Name                           Age      With Registrant        Position
----                           ---      ----------------      ----------
William C. Killgallon           58      Chairman                  1989

Martin L. Killgallon II         49      President                 1989

T. R. Bryan                     47      Vice President            1996
					International Operations

P. R. Manley                    46      Vice President            1992
					Manufacturing

P. R. McCusty                   47      Vice President            1993
					Finance/Treasurer

G. E. Thomas                    37      Vice President            1996
					Sales

L. T. Wilson                    60      Vice President            1995
					Diversified Products

W. E. Shaffer                   74      Secretary                 1995

W. C. Killgallon                84      Chairman, Board           1989
					Executive Committee


     T. R. Bryan was elected as Vice President of International Operations in September 1996. He had previously served as Director of International Operations since his date of employment with the Company in July 1995. He had retired as a U.S. Naval Commander immediately before joining the Company. G. E. Thomas was elected as Vice President of Sales in September 1996. He had previously served as National Sales Manager since his date of employment with the Company in January 1995. He had previously been employed by Wilson Sporting Goods as Business Director/Vice President of the Basketball, Volleyball, and Soccer division from 1993 to 1995 and as Senior Marketing Manager from 1992 to 1993. Mr. Wayne E. Shaffer was elected to serve as Secretary in September 1995 replacing L. F. Koerber who retired in June 1995. W. E. Shaffer has been Of Counsel with the law firm of Newcomer, Shaffer, Bird, & Spangler for more than the last five years. L. T. Wilson was elected as Vice President of Diversified Products in June 1995. He had served as Vice President of Product Development for at least the past five years. P. R. McCusty was elected Vice President, Finance/Treasurer in June 1993. He had previously served as Treasurer since June 1992 and Controller since 1984. P. R. Manley was elected Vice President, Manufacturing in June 1992. He had previously served as General Manager of Manufacturing Operations since 1990. William C. Killgallon and Martin L. Killgallon, II are the sons of W. C. Killgallon. Officers are elected annually to serve until the first meeting of directors following the annual meeting of shareholders in each year.


Item 11. Executive Compensation and Transactions

     Information regarding Executive Compensation and Transactions is stated under the heading "Compensation of Executive Officers" of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     Securities beneficially owned by principal shareholders and management are stated under the heading "Securities Beneficially Owned by Principal Shareholders and Management" of the Registrant's Proxy Statement for the 1997 Meeting of Shareholders as filed with the Securities and Exchange Commission and such information is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

     Not applicable.

				 PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on
	 Form 8-K

(a)  The following documents are filed as a part of this report.

     (1) The following consolidated financial statements of The Ohio Art Company and subsidiaries, included on pages 26 - 45 of Exhibit (13) filed hereunder are incorporated by reference in
	  Item 8.

	  Report of Independent Auditors

	  Consolidated Balance Sheets - December 31, 1996 and 1995

	  Consolidated Statements of Operations - Years ended December 31, 1996, 1995, and 1994

	  Consolidated Statements of Stockholders' Equity - Years ended December 31, 1996, 1995, and 1994

	  Consolidated Statements of Cash Flow - Years ended December 31, 1996, 1995, and 1994

	  Notes to Consolidated Financial Statements - December 31, 1996


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

	(d)  Amendment to the Revolving Credit Agreement dated May 10,
	     1996.

     13      Portions of the 1996 Annual Report of The Ohio Art Company.

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

					    THE OHIO ART COMPANY


Date:   March 21, 1997            By  /s/ William C. Killgallon
				      -------------------------------
				      William C. Killgallon, Chairman


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Signature                      Title                   Date
-------------------------      ---------------------      --------------
/s/ William C. Killgallon      Chairman of the Board      March 21, 1997
William C. Killgallon          Principal Executive
			       Officer and Director

/s/ Martin L. Killgallon, II   President and Director     March 21, 1997
Martin L. Killgallon, II

/s/ Paul R. McCusty            Vice President Finance/    March 21, 1997
Paul R. McCusty                Treasurer and Principal
			       Financial Officer

/s/ W. C. Killgallon           Chairman, Board Executive  March 21, 1997
W. C. Killgallon               Committee and Director

/s/ Neil H. Borden, Jr.        Director                   March 21, 1997
Neil H. Borden, Jr.

/s/ Earl J. Wright             Director                   March 21, 1997
Earl J. Wright

/s/ Frank L. Gallucci          Director                   March 21, 1997
Frank L. Gallucci

/s/ Wayne E. Shaffer           Secretary and Director     March 21, 1997
Wayne E. Shaffer

					  The Ohio Art Company and Subsidiaries
				     Schedule II - Valuation and Qualifying Accounts
								  Additions
							 --------------------------------
					      Balance at     Charged          Charged          Deductions-     Balance
					      Beginning      to Costs         to Other          Describe       at End
	 Description                          of Period    and Expenses   Accounts-Describe       (1)         of Period
---------------------------------             ---------    ------------   -----------------    -----------    ---------
Year ended December 31, 1996:
  Reserves and allowances deducted from
   asset accounts:
    Allowances for uncollectible accounts      $415,000       $ 29,659                           $ 79,659      $365,000
					       ========================================================================

Year ended December 31, 1995:
  Reserves and allowances deducted from
   asset accounts:
    Allowances for uncollectible accounts      $465,000       $ 34,048                           $ 84,048      $415,000
					       ========================================================================

Year ended December 31, 1994:
  Reserves and allowances deducted from
   asset accounts:
    Allowances for uncollectible accounts      $415,000       $ 25,943                           $(24,057)     $465,000
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

 10 (c)   Revolving Credit Agreement dated January 24, 1994        --
	  filed as Exhibit 10 (c) to Registrant's Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

 10 (d)   Amendment to the Revolving Credit Agreement dated      16-17
	  May 10, 1996.

 13       Portions of the 1996 Annual Report to Shareholders     26-45
	  (to the extent incorporated by reference hereunder).

 22       Subsidiaries of the Registrant.                          46

 23       Consent of Independent Auditors.                         47

 27       Financial Data Schedule.                                 48

				AMENDMENT

Note #883798                         The Fifth Third Bank of NW Ohio NA
				     606 Madison Avenue
$10,000,000.00                       Toledo, OH 43604

Due Date:  May 25, 1999

     This Amendment, entered into the 10th date of May 1996, by The Fifth Third Bank of Northwestern Ohio, N.A. ("Bank"), and THE OHIO ART COMPANY ("Borrower").

     WHEREAS, Borrower executed and delivered to The Fifth Third Bank a Credit Agreement and a $10,000,000.00 Revolving Note, both dated January 24, 1994, a copy of the $10,000,000.00 Revolving Note is attached hereto as Exhibit "A" and made a part hereof; and

     WHEREAS, The Fifth Third Bank assigned to Bank all of its right, title and interest in the $10,000,000.00 Revolving Note and in that part of the Credit Agreement which relates in any way to the loan evidenced by the $10,000,000.00 Revolving Note; and

     WHEREAS, the present balance due on the $10,000,000.00 Revolving
Note is $4,163,000.00; and

     WHEREAS, Borrower and Bank have agreed to amend the $10,000,000.00 Revolving Note and the Credit Agreement, as follows.

     NOW, THEREFORE, Borrower and Bank mutually agree to the following:

     1. The following recitals, the $10,000,000.00 Revolving Note, the Credit Agreement, and all documents pertaining thereto are incorporated by reference.

     2. The maturity date of the $10,000,000.00 Revolving Note is hereby extended to May 25, 1999.

     3. The Credit Agreement is amended to provide that Borrower may utilize up to $600,000.00 of the loan proceeds for Employee Stock
Ownership Plan purposes.

     4. The warrant of attorney to confess judgment and all waivers in the $10,000,000.00 Revolving Note are hereby expressly granted to the Bank by Borrower.

     5. Except as amended hereby, the original terms and conditions of the $10,000,000.00 Revolving Note and the Credit Agreement are and remain in full force and effect.

WARNING - BY SIGNING THIS PAPER, YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.

					    THE OHIO ART COMPANY



				 By:  __________________________________
				 Paul R. McCusty, Vice President Finance

							      EXHIBIT 13

	   PORTIONS OF THE 1996 ANNUAL REPORT TO SHAREHOLDERS



	     FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
       YEARS ENDED DECEMBER 31, 1996, 1995, 1994, 1993, AND 1992
	     Amounts in thousands, except per share data
			   1996     1995     1994      1993       1992
			 -------  -------  -------  ---------  ---------
Consolidated Net Sales
 and Other Income ...... $37,527  $49,230  $41,073    $42,784    $56,927
Net Income (Loss) ......  (1,701)   1,961      824        416      3,442
Income (Loss) per Share
 of Common Stock(a) ....   (1.86)    2.04      .83        .41       3.34
Dividends Declared per
 Share of Common Stock(b)    .25      .24      .15        .45        .32
Book Value per Share of
 Common Stock(c) .......   15.24    17.51    15.97      14.82      15.10
Average Shares of
 Common Stock .......... 915,630  963,048  994,154  1,015,992  1,031,094
Stockholders of Record
 (d) ...................     594      600      660        670        650


Working Capital ........ $ 8,616         $10,375  $ 9,311    $ 8,348    $ 9,004
Property, Plant and
 Equipment (net) .......  11,465    5,464    5,544      6,195      6,137
Total Assets ...........  28,083   25,572   25,174     22,396     25,848
Long-Term Obligations ..   7,875      667      455        589        408
Stockholders' Equity ...  14,055   16,832   15,886     14,899     15,531
Average Number of
 Employees .............     315      304      302        311        358


Note: All prior periods have been restated to reflect the two for one stock split in 1996.

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

(d) Includes Employee Stock Ownership Plan participants who were 100% vested at December 31.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

OPERATIONS
     The following table sets forth for the periods indicated selected expense and earnings items, the percentage relationship to net sales and the percentage increase or decrease of such items as compared to the corresponding period:

				   YEAR  ENDED  DECEMBER 31
------------------------------------------------------------------------
						    % Increase(Decrease)
			   1996      1995      1994    1996      1995
			  ------    ------    ------ --------- ---------
			    (Dollars in thousands)
Net Sales .............. $36,420   $47,354   $40,196   (23.1)%    17.8%
Gross Margin ...........   8,855    16,598    12,241   (46.7)%    35.6%
Percent of Net Sales ...   24.3%     35.1%     30.5%
Selling,Administrative
  and General .......... $12,356   $15,151   $11,764   (18.4)%    28.8%
Percent of Net Sales ...   33.9%     32.0%     29.3%

Income(Loss) from
  Operations ........... $(2,394)   $3,323    $1,354  (172.0)%   145.4%
Percent of Net Sales ...   (6.6)%     7.0%      3.4%

Interest Expense .......    $237      $201       $84     17.9%   139.3%
Percent of Net Sales ...     .7%       .4%       .2%

Income Tax Expense
  (Credit) .............   $(930)   $1,161      $446  (180.1)%   160.3%
Percent of Net Sales ...   (2.6)%     2.5%      1.1%

Net Income (Loss) ...... $(1,701)   $1,961      $824  (186.7)%   138.0%
Percent of Net Sales ...   (4.7)%     4.1%      2.0%


     The Company's 1996 sales decrease of 23.1% from the prior year reflected lower sales volume in both the domestic and international toy divisions and a significant increase of approximately 15% in the Diversified Products division. Domestic sales decreased approximately $1.7 million in the first quarter of 1996 from the similar 1995 period as key retailers carried over into 1996 significantly higher inventory levels of the Company's product, especially activity toys. This was reflected in the Company's rate of order receipt and order backlog calling for shipment in early 1996 which was down significantly from the prior year. Also contributing to the decrease in domestic sales throughout the year was the termination of the Michael Jordan license which significantly reduced the sale of basketball games in 1996. In addition, two major retailers who had carried our "pocket" line of products in 1995 did not carry them in 1996.

     Sales were lackluster in the first and second quarters of 1995 but came on strong in the third and fourth quarters resulting in a 17.8% increase in sales over the previous year. Of the $7,158,000 increase in sales for 1995, approximately $6,900,000 came in the third and fourth quarters. Sales volume increased for both the domestic and international toy divisions, but decreased by approximately 3% for the Diversified Products segment. The majority of the sales increase for toys, both domestic and international was primarily due to the increase of our Making Creativity Funr category of toys, which includes the world renowned Etch A Sketchr. Unlike 1994, when late customer demand could not be fulfilled and orders were cancelled, product was available for shipment in 1995. Although somewhat speculative, we believe the movie, "Toy Story", released by Walt Disney in the fourth quarter of 1995, contributed to some of the increased demand for our Making Creativity Funr category of toys, since Etch A Sketchr was featured in the movie.

     Toy segment export sales, foreign royalty income, and direct shipments from foreign manufacturers to foreign customers included in consolidated revenues amounted to approximately $4,222,000, $6,696,000, and $3,567,000 in 1996, 1995, and 1994 respectively. The increase in 1995 over 1994, although still not at the levels attained in 1992 ($11,410,000), was the result of the new relationship developed with overseas partners in 1994 that produced results in 1995. The decrease in 1996 shipments from 1995 was the result of excess inventories carried over from the prior year at our overseas partners' facilities as well as at their customers, and poor product acceptance at the retail level.

     The increase in sales for the Diversified Products segment of approximately 15% is made up of an increase of approximately 7% for our Diversified business located at our Bryan, Ohio facility (primarily lithography, metal stamping, and premium business) and an increase of approximately 67% at Strydel, Inc., our injection molding facility which increased its sales to automotive companies in 1996 to approximately $2,400,000 from approximately $1,400,000 in 1995.

     The decrease in sales of approximately 3% in the Diversified Products segment for 1995 was made up of an increase of approximately 10% in sales for our Lithography and Premium business at our Bryan facility, and a decrease of approximately 47% for our automotive business at Strydel, Inc. Injection molding customers, who in prior years had farmed out some of their injection molding work to Strydel, pulled this work back to their own facilities in 1995 resulting in a decrease in sales of approximately $1,200,000 in 1995 from the 1994 level.

     The Company's gross profit margin percentage in 1996 (24.3%) decreased significantly from the level of the prior year (35.1%). The Diversified Products segment gross profit margin increased slightly from the prior year. Approximately 6.4% of the decrease is the result of the change in product mix, primarily the decrease in sales of the Making Creativity Funr category, which is at higher than average gross profit margins. The majority of the remaining decrease in gross margins is due to the increase in unabsorbed overhead because of the lower level of domestic toy production at the Company's domestic facilities.

     The Company's gross profit margin percentage in 1995 (35.1%) improved significantly from the previous year (30.5%). Approximately 3.2% of the increase is due to overall price increases and the change in product mix, primarily the increase in the sales of the Making Creativity Funr category, which is at higher than average gross profit margins. Unabsorbed overhead, although only decreasing slightly from 1994 levels, was spread over a higher level of sales and resulted in a favorable increase in gross profit margin of 1.4%.

     Selling, administrative, and general expenses decreased in dollars in 1996 but increased as a percentage of net sales from the 1995 levels. Of the total decrease of $2,795,000, advertising expense decreased approximately $1,400,000, employee compensation expense decreased approximately $500,000, and travel and entertainment expense decreased approximately $300,000. The decrease in advertising expense was the result of attempts to control expenditures to a percentage of sales, rather than committing funds with the expectation of higher sales. The decrease in employee compensation expense is directly related to the Company's incentive compensation program, under which bonus payments are dependant on the Company's profitability. The decrease in travel and entertainment expense was due to close scrutiny by management.

     Selling, administrative, and general expenses increased both in dollars and as a percentage of sales in 1995 from 1994. Of the total increase of $3,387,000, advertising expense accounted for approximately $1,200,000 and employee compensation expense accounted for approximately $850,000. All other increases for individual categories were less than $400,000. In prior years, the Company controlled advertising expenditures to a percentage of sales, rather that committing funds with the expectation of higher sales. In 1995, funds were committed for international advertising and some domestic promotional programs that did not follow a percentage of sales. The increase in employee compensation expense is related to bonus payments under the Company's incentive compensation program. The higher level of profitability in 1995 accounted for the majority of the increase in employee compensation expense.

     Interest expense increased marginally in 1996 ($237,000) from 1995 ($201,000). The higher levels of borrowing were somewhat offset by the lower borrowing rate.

     Interest expense increased in 1995 ($201,000) from 1994 ($84,000) as the average borrowing levels, as well as the prime rate, increased over the prior year levels.

     The 1996 loss from operations resulted from lower sales volume and reduced gross margins related to factors previously explained.

     The 1995 earnings from operations more than doubled from the prior year, and resulted from higher sales, increased gross margins, and an increase in royalty income from the distribution of the Company's products in foreign countries and licensing agreements entered into by the Company domestically.

     Note 4 of Notes to Consolidated Financial Statements presents the components of the income taxes (credits) for 1996, 1995, and 1994, and the reconciliation of taxes at the statutory rate to the Company's income tax expense.

LIQUIDITY AND SOURCES OF CAPITAL
     Because of the seasonal nature of the toy business, the Company normally requires a substantial build-up in working capital from the beginning of the year to a seasonal peak during the third and early part of the fourth calendar quarters. Extended payment terms are in general use in the toy industry to encourage earlier shipments of merchandise required for selling during the Christmas season. As a result, the Company's working capital requirements typically increase with seasonal shipments as collection of a substantial portion of accounts receivable is deferred until the fourth calendar quarter. This increased working capital requirement has been financed in recent years by bank borrowings under both a revolving line-of-credit and by short-term lines-of-credit.

     The Company's current ratio at December 31, 1996 increased to 2.6 to 1 from 2.4 to 1 at December 31, 1995. The primary reason for the increase was the change in income taxes from a current liability in 1995 due to the profitable year to a current asset in 1996 because of the loss year. In addition, accounts receivable and inventories, as well as accounts payable decreased because of the lower level of sales in 1996. Accrued employee compensation also decreased significantly because of the Company's incentive compensation program.

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

     In 1996, the Company expanded its Lithography capacity by purchasing a new lithography system. The cost of the equipment, as well as modifications to the existing plant will amount to approximately $6.6 million, with over $6.0 million capitalized in 1996. In typical years, investing activities consist primarily in the purchase of tooling, equipment, and major repairs to existing facilities. Major expenditures for 1996, in addition to the lithography project mentioned above, were for the purchase of tooling for new product in the 1996 and 1997 product lines and other improvements to the Company's Lithography department. Funding for these expenditures in 1996 was primarily through borrowings.

     On May 10, 1996, the Company amended its existing three year $10,000,000 Revolving Credit Agreement to extend the three year term until May, 1999 and amended its $6,000,000 Demand Credit Agreement to extend the term until May, 1997. Maximum borrowings during 1996 amounted to $10,600,000 with an outstanding balance at December 31, 1996 of $7,800,000 as well as $363,000 in borrowings by the Company's ESOP.

     The decrease in the carryover of cash was approximately the same as the decrease in current liabilities at December 31, 1996 and therefore had no impact on liquidity during the first quarter of 1997. It is anticipated that the carryover of cash and the bank financing provided for under the May 10, 1996 agreements will be more than adequate to meet working capital requirements for the year ahead. The Company does anticipate changing its mix of working capital in the coming year by reducing current inventory levels, and will continue to strive for a reduction of days sales outstanding in accounts receivable.

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

IMPACT OF INFLATION AND CHANGING PRICES
     The Company's current labor contracts and management compensation policies have lessened the impact that wage inflation has on operations because compensation above base wages has been based on overall Company performance. Although the Company continued to be impacted by increased costs of materials and services during 1996, the magnitude of these increases, other than costs of employee health care, over the past several years has not been significant in most areas of the business.

     In recent years a higher percentage of component parts used in the Company's products have been purchased from sources outside of the United States. Changes in product mix in 1996, 1995, and 1994 resulted in only a small portion of these purchases being committed in foreign currencies and therefore only minor exposure to exchange risk.

     Some of the primary raw materials used in the manufacture of the Company's products are petrochemical derivative plastics. Costs of these raw materials are closely tied to the price of oil. Costs increased in 1995 and continued to increase and peak in the third quarter of 1995, subsequently decreasing for the remainder of the year, ending at a lower price than the end of the prior year. Costs again increased approximately 10% during 1996 over 1995 levels. It is anticipated that there will be a minor (less than 10%) increase in plastic prices in 1997. During a period of rapidly rising costs the Company is not able to fully recover these cost increases through price increases due to competitive conditions and trade practices.

QUARTERLY RESULTS OF OPERATIONS
     The following is a summary of the quarterly results of operations for the years ended December 31, 1996, and 1995 (in thousands of dollars, except per share amounts):
							    Net Income
				       Cost of      Net     (Loss) Per
			       Net    Products    Income     Share of
1996                          Sales     Sold      (Loss)   Common Stock
----                         -------   -------   --------  ------------
March 31 ................... $ 5,321   $ 4,933   $(1,434)     $(1.55)
June 30 ....................   6,785     5,793    (1,094)      (1.18)
September 30 ...............  12,530     8,857       (33)       (.04)
December 31 ................  11,784     7,982       860         .91
			     -------   -------    -------     -------
		     TOTALS  $36,420   $27,565   $(1,701)     $(1.86)
			     =======   =======   ========     =======
1995
----
March 31 ................... $ 7,011   $ 5,651    $ (797)     $ (.80)
June 30 ....................   6,811     5,242      (658)       (.68)
September 30 ...............  15,513    10,103       916         .93
December 31 ................  18,019     9,760     2,500        2.59
			     -------   -------    -------     -------
		     TOTALS  $47,354   $30,756    $1,961      $ 2.04
			     =======   =======    =======     =======

COMMON STOCK - MARKET, EARNINGS, AND DIVIDEND INFORMATION
     The principal market for the Common Stock of The Ohio Art Company is the American Stock Exchange under Ticker Symbol OAR. The approximate number of record holders of the Company's Common Stock at December 31, 1996 was 594. The high and low sales prices of the stock on that Exchange, as reported by the Exchange, and earnings (loss) and dividends per share paid on the stock in 1996 and 1995 by quarter, were as follows:

			1996                           1995
	 ------------------------------   ------------------------------
	 Sales Prices Earnings Dividend   Sales Prices Earnings Dividend
	  High   Low   (Loss)  Declared    High   Low   (Loss)  Declared
	 ------ ----- -------- --------   ------ ----- -------- --------
Jan-Mar  $28.50 $22    $(1.55)   $.13     $18.50 $14     $(.80)   $.15
Apr-Jun   26.25  16     (1.18)    .04      17.50  14.75   (.68)    .03
Jul-Sep   19     15.50   (.04)    .04      19.50  15.75    .93     .03
Oct-Dec   17.75  14.50    .91     .04      28     17      2.59     .03


     The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial condition. Foregoing prices are retroactively adjusted to reflect the 1996 two for one stock split.

		     Report of Independent Auditors


To The Board of Directors and Stockholders
The Ohio Art Company

We have audited the accompanying consolidated balance sheets of The Ohio Art Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Ohio Art Company and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Notes 2 and 5 to the financial statements, the Company changed its methods of accounting for investments and the employee stock ownership plan in 1994.




						       ERNST & YOUNG LLP


Toledo, Ohio
February 6, 1997

		  The Ohio Art Company and Subsidiaries
		       Consolidated Balance Sheets
						      December 31
						  1996          1995
					      -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                   $ 1,077,835   $ 2,800,076
  Accounts receivable, less allowances of
    $365,000 in 1996 and $415,000 in 1995       6,221,932     7,123,264
  Income taxes recoverable                        711,348             -
  Inventories:
    Finished products                           3,996,972     5,067,172
    In process                                    393,464       444,621
    Materials and purchased parts               2,328,956     2,991,169
					      -----------   -----------
    Inventories at FIFO                         6,719,392     8,502,962
    Less adjustment to reduce inventories to
      last-in, first-out (LIFO) method          2,429,182     2,420,429
					      -----------   -----------
    Inventories at LIFO                         4,290,210     6,082,533
  Prepaid expenses                              1,042,708       915,099
  Deferred federal income taxes (Note 4)          692,000       640,100
					      -----------   -----------
Total current assets                           14,036,033    17,561,072

Other assets:
  Cash value of life insurance, less
    policy loans of $425,280 in 1996
    and $457,833 in 1995                          589,208       543,699
  Marketable equity security (Note 2)             931,750       972,664
  Deposits and advances                           240,450       189,672
  Goodwill                                        820,323       841,326
					      -----------   -----------
						2,581,731     2,547,361

Property, plant and equipment:
  Land                                            164,626       164,626
  Land improvements                               121,930       121,362
  Leasehold improvements                          132,920       132,920
  Buildings and building equipment              5,942,491     5,885,738
  Machinery and equipment                      27,279,286    19,894,216
					      -----------   -----------
					       33,641,253    26,198,862
  Allowances for depreciation and
    amortization                               22,176,164    20,735,232
					      -----------   -----------
					       11,465,089     5,463,630
					      -----------   -----------
					      $28,082,853   $25,572,063
					      ===========   ===========

See accompanying notes

		  The Ohio Art Company and Subsidiaries
		  Consolidated Balance Sheets (continued)
						      December 31
						  1996          1995
					      -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $ 3,168,953   $ 3,586,461
  Income taxes payable                                  -       900,541
  Employees' compensation and amounts
    withheld therefrom                            503,675     1,361,720
  Taxes, other than federal income taxes          334,046       475,528
  Other liabilities                               876,117       832,896
  Dividend payable                                 36,904        28,838
  Current portion of long-term debt               500,000             -
					      -----------   -----------
Total current liabilities                       5,419,695     7,185,984

Long-term obligations, less current portion     7,874,822       667,252
  (Note 3)
Deferred federal income taxes (Note 4)            732,851       886,884

Stockholders' equity (Notes 3 and 8):
  Common Stock, par value $1.00 per share:
  Authorized - 1,935,552 shares
  Outstanding - 922,277 shares in 1996 and
    961,266 shares in 1995 as restated
    (excluding 37,483 and 198,376 treasury
    shares, respectively)                         922,277       480,633
  Additional paid-in capital                      225,308       732,995
  Retained earnings                            12,888,810    15,573,728
  Unrealized gains, net of income taxes of
    $216,500 in 1996 and $225,100 in 1995
    (Note 2)                                      420,232       435,164
  Reduction for:
    Minimum pension liability                     (38,142)      (27,577)
    ESOP loan guarantee                          (363,000)     (363,000)
					      -----------   -----------
Total stockholders' equity                     14,055,485    16,831,943
					      -----------   -----------
					      $28,082,853   $25,572,063
					      ===========   ===========

See accompanying notes.

		 The Ohio Art Company and Subsidiaries
		 Consolidated Statements of Operations


					  Year ended December 31
				      1996         1995         1994
				  -----------  -----------  -----------
Net sales                         $36,419,719  $47,354,141  $40,195,811
Royalty income                        705,966    1,617,032      704,027
Other income                          401,507      258,948      172,808
				  -----------  -----------  -----------
				   37,527,192   49,230,121   41,072,646

Costs and expenses:
  Cost of products sold            27,565,050   30,756,599   27,955,062
  Selling, general and
    administrative                 12,355,881   15,150,917   11,764,327
  Interest                            237,193      201,024       83,740
				  -----------  -----------  -----------
				   40,158,124   46,108,540   39,803,129
				  -----------  -----------  -----------
Income(loss) before income taxes   (2,630,932)   3,121,581    1,269,517


Income taxes (credit) (Note 4)       (929,847)   1,160,900      446,000
				  -----------  -----------  -----------
Net income (loss)                 $(1,701,085) $ 1,960,681  $   823,517
				  ===========  ===========  ===========


Net income (loss) per share           $(1.86)        $2.04         $.83
				  ===========  ===========  ===========


Average number of shares
  outstanding (Notes 1 and 8)         915,630      963,048      994,154
				  ===========  ===========  ===========

See accompanying notes.

					    The Ohio Art Company and Subsidiaries
				       Consolidated Statements of Stockholders' Equity
							 Additional                             Reduction for  Reduction for
					      Common      Paid-In      Retained   Unrealized   Minimum Pension   ESOP Loan
					      Stock       Capital      Earnings     Gains         Liability      Guaranty
					     --------    --------    -----------  ----------   --------------  -------------
Balances at January 1, 1994                  $502,682    $762,032    $13,846,334                 $(159,296)     $ (53,197)
  Net income                                                             823,517
  Unrealized gain from change in accounting
    for marketable equity security, net of
    income taxes of $180,000 (Note 2)                                               $351,383
  Cash dividends declared($.15 per share)                               (150,323)
  Change in ESOP loan guarantee (Note 5)                                                                          (43,552)
  Purchase of 5,212 treasury shares            (5,212)     (7,297)      (130,370)
  Pension liability  adjustment (Note 5)                                                           119,085
  ESOP credit                                               4,897
  Change in unrealized gain on marketable
    equity security                                                                   25,392
					     --------    --------    -----------  ----------   --------------  -------------
Balances at December 31, 1994                 497,470     759,632     14,389,158     376,775       (40,211)       (96,749)
  Net income                                                           1,960,681
  Cash dividends declared ($.24 per share)                              (236,534)
  Change in ESOP loan guarantee (Note 5)                                                                         (266,251)
  Purchase of 16,837 treasury shares          (16,837)    (26,637)      (539,577)
  Pension liability adjustment (Note 5)                                                             12,634
  Change in unrealized gain on marketable
    equity security                                                                   58,389
					     --------    --------    -----------  ----------   --------------  -------------
Balances at December 31, 1995                 480,633     732,995     15,573,728     435,164       (27,577)      (363,000)
  Net loss                                                            (1,701,085)
  Cash dividends declared ($.25 per share)                              (234,281)
  Stock split                                 470,751    (470,751)
  Purchase of 29,107 treasury shares          (29,107)    (36,936)      (749,552)
  Pension liability adjustment (Note 5)                                                            (10,565)
  Change in unrealized gain on marketable
    equity security                                                                  (14,932)
					     --------    -------    ------------  ----------   --------------  -------------
Balances at December 31, 1996                $922,277    $225,308    $12,888,810    $420,232      $(38,142)     $(363,000)
					     ========    ========    ===========  ==========   ==============  =============

See accompanying notes.

					  The Ohio Art Company and Subsidiaries
					  Consolidated Statements of Cash Flows
									       Year ended December 31
									   1996         1995         1994
									----------   ----------   ----------
     OPERATING ACTIVITIES
     Net income (loss)                                                 $(1,701,085)  $1,960,681   $  823,517
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
	 Provision for depreciation and amortization                     1,584,729    1,588,818    1,896,623
	 Provision for losses on accounts receivable                        29,659       34,048       25,943
	 Gain on sale of property, plant and equipment                     (55,782)     (13,762)      (7,053)
	 Gain on sale of marketable equity security                       (120,384)
	 Deferred federal income taxes                                    (204,900)     127,800     (168,000)
	 Increase (decrease) in scholarship obligation                       3,638       (1,579)       8,279
	 Credit for ESOP                                                         -            -        4,897
	 Changes in operating assets and liabilities:
	   Accounts receivable                                             871,673      387,798   (1,558,043)
	   Inventories                                                   1,792,323   (2,503,471)     339,089
	   Accounts payable                                               (417,508)  (1,242,334)   1,224,652
	   Prepaid expenses, accrued expenses and other liabilities     (2,872,616)     408,992      457,037
									----------   ----------   ----------
     Net cash provided by (used in) operating activities                (1,090,253)     746,991    3,046,941

     INVESTING ACTIVITIES
     Purchases of plant and equipment                                   (7,584,653)  (1,506,274)  (1,226,833)
     Proceeds from sale of property, plant, and equipment                   75,250       32,550        9,575
     Proceeds on sale of marketable equity security                        172,800            -            -
     Changes in net cash value of life insurance                           (45,509)     (53,716)     (44,613)
									----------   ----------   ----------
     Net cash used in investing activities                              (7,382,112)  (1,527,440)  (1,261,871)

     FINANCING ACTIVITIES
     Borrowings                                                         38,100,000    7,400,000    2,700,000
     Repayments                                                        (30,300,000)  (7,400,000)  (2,810,680)
     Cash dividends paid                                                  (234,281)    (236,534)    (150,323)
     Purchase of treasury shares                                          (815,595)    (583,051)    (142,879)
									----------   ----------   ----------
     Net cash provided by (used in) financing activities                 6,750,124     (819,585)    (403,882)

					  The Ohio Art Company and Subsidiaries
					  Consolidated Statements of Cash Flows
									       Year ended December 31
									   1996         1995         1994
                                                                           ----------   ----------   ----------
     Cash and cash equivalents:
       Increase (decrease) during year                                  (1,722,241)  (1,600,034)   1,381,188
       At beginning of year                                              2,800,076    4,400,110    3,018,922
									----------   ----------   ----------
     Cash and cash equivalents at end of year                           $1,077,835   $2,800,076   $4,400,110
									==========   ==========   ==========




     Supplemental disclosure of noncash transaction:
       During 1995, the Company was eligible to receive the death benefits of four life insurance policies with net cash values totalling $51,534, which have been included in accounts receivable at December
       31, 1995.

       See accompanying notes

		  The Ohio Art Company and Subsidiaries
		Notes to Consolidated Financial Statements
			   December 31, 1996


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

Goodwill

Goodwill represents the excess of cost over equity in net assets of businesses acquired. The portion of such excess which relates to acquisitions prior to October 31, 1970 ($477,283) is not being amortized because, in the opinion of the Company's management, there has been no diminution in value. The remaining portion is being amortized over 40 years. Accumulated amortization is $497,059 and $476,056 at December 31, 1996 and 1995, respectively.

Product Development Costs

Costs related to the development of new products and changes to existing products are charged to operations as incurred.

		  The Ohio Art Company and Subsidiaries
	  Notes to Consolidated Financial Statements (continued)


1. ACCOUNTING POLICIES (continued)

Advertising and Sales Promotion

Advertising and sales promotion expenditures are charged to operations in the year incurred. Advertising expense was approximately $2,838,000, $4,189,000 and $3,000,000 in 1996, 1995 and 1994, respectively.

Net Income (Loss) Per Share

Net income (loss) per share is computed based upon the average number of shares outstanding during the year after giving effect to unallocated shares held by the Company's Employee Stock Ownership Plan.


2. MARKETABLE EQUITY SECURITY

Effective December 31, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The adoption of SFAS No. 115 resulted in an increase in stockholders' equity in 1994 of $351,383 (net of income taxes of $180,000).

The marketable equity security is categorized as available for sale and as a result is stated at fair value. Unrealized gains and losses, net of deferred income taxes, are included as a component of stockholders' equity until realized. The Company disposed of a portion of its marketable equity security during 1996 resulting in a gain of $120,384.


3. LONG-TERM OBLIGATIONS

						    December 31
						1996        1995
					     ----------  ----------
   Revolving credit agreements               $7,800,000  $        -
   Long-term obligation--scholarships           207,448     246,527
   Long-term obligation--pension                  4,374      57,725
   Note payable by ESOP, guaranteed by
     the Company (Note 5)                       363,000     363,000
					     ----------  ----------
					      8,374,822     667,252
   Less current portion                         500,000           -
					     ----------  ----------
					     $7,874,822  $  667,252
					     ==========  ==========

		  The Ohio Art Company and Subsidiaries
	  Notes to Consolidated Financial Statements (continued)

3. LONG-TERM OBLIGATIONS (continued)

The Company has two credit agreements that provide for borrowings on a revolving credit basis to May 1999 ($10,000,000) and to May 1997 ($6,000,000) at the Bank's prime rate or a fixed rate based on the federal funds rate plus 175 to 225 basis points. A quarterly facility fee is payable equal to .125% of the unused $10,000,000 facility. Outstanding borrowings under the agreements were $6,000,000 and $1,800,000, respectively, at December 31, 1996. The Company's intention is to pay down borrowings in the amount of $500,000 during 1997.

The credit agreements contain certain financial covenants that require, among other things, maintenance of minimum amounts and ratios of working capital, minimum amounts of tangible net worth, maximum ratio of indebtedness to tangible net worth and limits purchases of property, plant and equipment.

The Company has recorded the present value of the long-term obligations related to ETCH A SKETCHr scholarship contests conducted in 1985 and 1990. Future payments to the contest winners are payable by the Company through 2012.

Interest paid during the years December 31, 1996, 1995 and 1994 were $455,594, $190,714 and $126,122, respectively. The Company capitalized $216,989 of construction period interest into plant and equipment in 1996.

4. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:
						       December 31
						      1996     1995
						     ------   ------
  Deferred tax assets:                                (In Thousands)
    Inventories                                      $  242   $  233
    Supplemental benefit accrual                        139      116
    Allowance for uncollectible accounts receivable     124      136
    Charitable contribution carryover                    84        -
    Trademarks                                           83       50
    Self insurance accrual                               58       27
    Advertising costs                                    53       25
    Vacation accrual                                     48       39
    Other                                                87      129
						     ------   ------
							918      755

		  The Ohio Art Company and Subsidiaries
	  Notes to Consolidated Financial Statements (continued)


4. INCOME TAXES (continued)
						       December 31
						      1996     1995
						     ------   ------
						      (In Thousands)
  Deferred tax liabilities:
    Depreciation                                     $  489   $  524
    Pension accrual                                     253      253
    Unrealized gains on marketable equity security      217      225
						     ------   ------
							959    1,002
						     ------   ------
  Net deferred tax liabilities                       $  (41)  $ (247)
						     ======   ======


The above are reflected in the consolidated balance sheets as follows:

						       December 31
						      1996     1995
						     ------   ------
  Current deferred tax asset                         $  692   $  640
  Noncurrent deferred tax liability                    (733)    (887)
						     ------   ------
						     $  (41)  $ (247)
						     ======   ======


Significant components of the provision (credit) for income taxes attributable to operations are as follows:

					      Year ended December 31
					      1996     1995     1994
					    ------   ------   ------
						 (In Thousands)
  Federal:
    Current                                 $ (725)  $  898   $  588
    Deferred                                  (205)     128     (168)
					    ------   ------   ------
					      (930)   1,026      420
  State and local                                -      135       26
					    ------   ------   ------
					    $ (930)  $1,161   $  446
					    ======   ======   ======

		  The Ohio Art Company and Subsidiaries
	  Notes to Consolidated Financial Statements (continued)


4. INCOME TAXES (continued)

The reasons for the difference between total income tax expense (credit) and the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes follows:

					      Year ended December 31
					      1996     1995     1994
					     ------   ------   ------
						  (In Thousands)
  Income taxes (credit) at statutory rate     $(895)  $1,061   $  432
  State and local income taxes                    -       89       17
  Other items (credit)                          (35)      11       (3)
					     ------   ------   ------
  Total income tax expense                    $(930)  $1,161   $  446

Total income tax payments during 1996, 1995 and 1994 were $887,500, $729,349, and $18,302, respectively.


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

					  The Ohio Art Company and Subsidiaries
				 Notes to Consolidated Financial Statements (continued)


5. PENSION PLANS (continued)

The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets at December 31:
								    1996                            1995
							 --------------------------      --------------------------
							 Plans Whose    Plans Whose      Plans Whose    Plans Whose
							   Assets       Accumulated        Assets       Accumulated
							   Exceed        Benefits          Exceed        Benefits
							 Accumulated      Exceed         Accumulated      Exceed
							  Benefits        Assets          Benefits        Assets
							 -----------    -----------      -----------    -----------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation:
    Vested benefits                                      $ 8,489,193    $ 1,304,352      $ 8,344,674    $ 1,121,205
    Nonvested benefits                                        79,917            805           81,352         11,925
							 -----------    -----------      -----------    -----------
							   8,569,110      1,305,157        8,426,026      1,133,130
  Effect of future salary increases                        1,309,818        155,344        1,230,148        163,966
							 -----------    -----------      -----------    -----------
  Projected benefit obligation for service rendered
    to date                                                9,878,928      1,460,501        9,656,174      1,297,096
Plan assets (principally invested in immediate
  participation guaranteed fixed income insurance
  contracts) at fair value                                10,265,209        814,065       10,544,529        710,541
							 -----------    -----------      -----------     ----------
Plan assets in excess of (less than) projected
  benefit obligation                                         386,281       (646,436)         888,355       (586,555)
Unrecognized net (asset) liability at the
  transition date                                           (137,368)       259,618         (211,084)       289,517
Prior service cost not yet recognized in net
  periodic pension cost                                       80,990          9,289           95,103         10,710
Unrecognized net (gain) loss                                 515,265        105,684           35,532        (47,759)
Adjustment required to recognize minimum liability                 -       (219,247)               -        (66,344)
							 -----------    -----------      -----------    -----------
Net pension asset (liability)                            $   845,168    $  (491,092)     $   807,906    $  (400,431)
							 ===========    ===========      ===========    ===========

					  The Ohio Art Company and Subsidiaries
				 Notes to Consolidated Financial Statements (continued)


5. PENSION PLANS (continued)
								   1996                            1995
							 --------------------------      --------------------------
							 Plans Whose    Plans Whose      Plans Whose    Plans Whose
							   Assets       Accumulated        Assets       Accumulated
							   Exceed        Benefits          Exceed        Benefits
							 Accumulated      Exceed         Accumulated      Exceed
							  Benefits        Assets          Benefits        Assets
							 -----------    -----------      -----------    -----------
Pension assets (liabilities) included in:
  Prepaid expenses                                       $   845,168                     $   807,906
  Accounts payable                                                      $  (486,718)                    $  (349,206)
  Long-term obligations                                                      (4,374)                        (51,225)
							 -----------    -----------      -----------    -----------
Net pension asset (liability)                            $   845,168    $  (491,092)     $   807,906    $  (400,431)
							 ===========    ===========      ===========    ===========

		  The Ohio Art Company and Subsidiaries
	  Notes to Consolidated Financial Statements (continued)


5. PENSION PLANS (continued)

Amounts relating to the minimum pension liability have been recorded as follows at December 31:
						      1996       1995
						    --------   --------
Minimum pension liability                           $(74,002)  $(66,344)
Intangible pension asset                            $ 16,211   $ 24,558
Equity reduction, net of deferred federal income
  taxes of $19,649 in 1996 and $14,216 in 1995      $ 38,142   $ 27,577


Net periodic pension cost includes the following components:
					  Year ended December 31
				      1996         1995         1994
				   ----------   ----------   ----------
Service cost--benefits earned
  during the period                $  261,233   $  309,378   $  342,690
Interest cost on projected
  benefit obligation                  767,158      742,749      696,327
Return on plan assets                (648,627)  (1,474,904)     221,873
Net amortization and deferral        (277,809)     617,028   (1,011,349)
				   ----------   ----------   ----------
Net periodic pension cost          $  101,955   $  194,251   $  249,541
				   ==========   ==========   ==========

Actuarial assumptions:
  Discount rate                          7.5%         7.5%         7.5%
  Long-term rate of return               8.5%         8.5%         8.5%
  Rate of increase of future
   compensation                          5.5%         5.5%         5.5%

The Company has an Employee Stock Ownership Plan (ESOP) for eligible employees. Effective January 1, 1994, the Company elected to adopt new accounting for its ESOP in accordance with Statement of Position (SOP) 93-6 of the Accounting Standards Division of the American Institute of Certified Public Accountants, issued in November 1993. During 1994, 14,252 shares were allocated to the employees, leaving 5,238 unallocated shares in the ESOP at December 31, 1994. An additional 16,500 shares were acquired by the ESOP during 1995. The fair market value of unallocated shares is $374,981 and $576,050 at December 31, 1996 and 1995, respectively. No unallocated shares are committed to be released within one year. The ESOP has outstanding borrowings which the Company has guaranteed. Accordingly, the Company has recorded the loans as long-term obligations and as reductions of stockholders' equity.

		  The Ohio Art Company and Subsidiaries
	  Notes to Consolidated Financial Statements (continued)


5. PENSION PLANS (continued)

Compensation expense in 1995 measured using the fair market value when the shares are committed to be released amounted to $1,098. Dividends paid on unallocated shares in the trust are recorded as compensation rather than as dividends. ESOP funding, as determined by the Board of Directors, amounted to $1,098 and $200,000 in 1995 and 1994, respectively (none in 1996).


6. INDUSTRY SEGMENTS

The Company is principally engaged in two lines of business which are the manufacture and distribution of toys and the manufacture and sale of custom lithographed products and molded plastic products to other manufacturers and consumer goods companies. The toy segment principally includes drawing activity toys, sports activity toys, pre-school activity toys, and other inexpensive toys. The Company's principal market includes retailers throughout the United States. In addition, revenue is derived from international markets.

					  The Ohio Art Company and Subsidiaries
				 Notes to Consolidated Financial Statements (continued)


6. INDUSTRY SEGMENTS (continued)

Financial information relating to industry segments is as follows:
									      Depreciation
										  and
						 Operating     Identifiable   Amortization      Capital
Business Segment                  Net Sales    Earnings(Loss)     Assets        Expense       Expenditures
----------------------------     -----------   -------------   ------------   ------------    ------------
1996
----
Toy Segment                      $23,767,569    $(2,996,522)    $11,393,449    $1,151,578      $  792,404
Diversified Products Segment      12,652,150      1,324,557      10,322,133       433,151       6,792,249
				 -----------    -----------     -----------    ----------      ----------
				 $36,419,719     (1,671,965)     21,715,582    $1,584,729      $7,584,653
				 ===========                                   ==========      ==========
General corporate amounts                          (721,774)      6,367,271
Interest expense                                   (237,193)
						-----------     -----------
Totals                                          $(2,630,932)    $28,082,853
						===========     ===========

1995
----
Toy Segment                      $36,356,222    $ 2,219,434     $14,064,941    $1,163,628      $  952,512
Diversified Products Segment      10,997,919      1,661,952       4,604,486       425,190         553,762
				 -----------    -----------     -----------    ----------      ----------
				 $47,354,141      3,881,386      18,669,427    $1,588,818      $1,506,274
				 ===========                                   ==========      ==========
General corporate amounts                          (558,781)      6,902,636
Interest expense                                   (201,024)
						-----------     -----------
Totals                                          $ 3,121,581     $25,572,063
						===========     ===========

					  The Ohio Art Company and Subsidiaries
				 Notes to Consolidated Financial Statements (continued)


6. INDUSTRY SEGMENTS (continued)
									      Depreciation
										  and
						 Operating     Identifiable   Amortization      Capital
Business Segment                  Net Sales    Earnings(Loss)     Assets        Expense       Expenditures
----------------------------     -----------   -------------   ------------   ------------    ------------
1994
----
Toy Segment                      $28,849,075    $   647,594     $11,385,344    $1,421,177      $  634,923
Diversified Products Segment      11,346,736      1,185,294       5,231,255       475,446         591,910
				 -----------    -----------     -----------    ----------      ----------
				 $40,195,811      1,832,888      16,616,599    $1,896,623      $1,226,833
				 ===========                                   ==========      ==========
General corporate amounts                          (479,631)      8,557,482
Interest expense                                    (83,740)
						-----------     -----------
Totals                                          $ 1,269,517     $25,174,081
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

Toy segment export sales from the United States, foreign royalty income, and direct shipments from foreign manufacturers to foreign customers included in consolidated revenues amounted to approximately $4,222,000, $6,696,000 and $3,567,000 in 1996, 1995 and 1994, respectively, of which approximately $2,412,000, $2,595,000 and $610,000 were to customers in the European community. Identifiable assets located outside the United States are less than 10% of consolidated assets at December 31, 1996 and 1995.

Substantially all of the Company's accounts receivable are from toy retailers, wholesalers, and other toy manufacturers. The Company has credit insurance to cover a portion of its losses on accounts receivable. The Company had net credit losses (recoveries) of $50,000, $84,000 and ($24,000) during 1996, 1995 and 1994, respectively. Net toy segment sales includes approximately $7,000,000, $14,200,000 and $12,310,000 in 1996, 1995 and 1994, respectively, to two major retailers.


7. OPERATING LEASES

The Company leases office space and equipment pursuant to operating leases. Total rent expense is less than 1% of total revenues. The lease term for the office space extends through April, 2006 with monthly lease payments of $10,670. In addition, rent for the office lease is subject to escalation based upon the Consumer Price Index. Future commitments under the leases as of December 31, 1996 are as shown below:

		  The Ohio Art Company and Subsidiaries
	  Notes to Consolidated Financial Statements (continued)


7. OPERATING LEASES (continued)

				 Office     Equipment       Total
			       ----------   ----------   ----------
     1997                      $  133,270   $   60,929   $  194,199
     1998                         136,353       47,540      183,893
     1999                         139,507       23,770      163,277
     2000                         142,734                   142,734
     2001                         146,036                   146,036
     Thereafter                   672,980                   672,980
			       ----------   ----------   ----------
			       $1,370,880   $  132,239   $1,503,119
			       ==========   ==========   ==========


8. COMMON STOCK

During 1996 the Company declared a two for one stock split by way of a dividend on all outstanding common stock excepting shares held in the treasury. The Company used 190,000 shares of treasury stock and 280,751 of authorized but previously unissued common stock to effect the dividend. All share (excepting treasury shares) and per share amounts have been retroactively adjusted for the stock split.

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

							      Exhibit 23


		    Consent of Independent Auditors




We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Ohio Art Company for the year ended December 31, 1996, of our report dated February 6, 1997, included in Exhibit 13 to Form 10-K.

Our audits also included the financial statement schedule of The Ohio Art Company and Subsidiaries listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




						       ERNST & YOUNG LLP


Toledo, Ohio
February 6, 1997

							      Exhibit 27
			 FINANCIAL DATA SCHEDULE


This schedule contains summary financial information extracted from the Consolidated Balance Sheet and Consolidated Statement of Income and is qualified in its entirety by reference to such financial statements.


Period Type     Year

Fiscal Year End         Dec. 31, 1996
Period End              Dec. 31, 1996
Cash                      $ 1,077,835
Securities                          0
Receivables                 6,586,932
Allowances                    365,000
Inventory                   4,290,210
Current Assets             14,036,033
PP&E                       33,641,253
Depreciation               22,176,164
Total Assets               28,082,853

Current Liabilities         5,419,695
Bonds                               0
Preferred Mandatory                 0
Preferred                           0
Common                        922,277
Other SE                   13,133,208
Total Liability and Equity 28,082,853

Sales                      36,419,719
Total Revenues             37,527,192

Cost of Goods Sold         27,565,050
Total Costs                27,505,050

Other Expenses                      0
Loss Provision                      0
Interest Expense              237,193
Loss Pretax                (2,630,932)
Income Tax Credit            (929,847)
Loss Continuing            (1,701,085)
Discontinued                        0
Extraordinary                       0
Changes                             0
Net Loss                   (1,701,085)

Loss Per Share Primary          (1.86)
Loss Per Share Diluted          (1.86)