Form 10-Q
period 1997-03-31
OHIO ART CO
filed 1997-05-13
CIK 73942

UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			  Washington, DC  20549



				 FORM 10-Q



	     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1997


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

			    Yes __X__    No _____


     At April 30, 1997 there were 910,586 shares outstanding of the Company's Common Stock at $1.00 par value.

							      FORM 10-Q


PART I - FINANCIAL INFORMATION


		   THE OHIO ART COMPANY AND SUBSIDIARIES
	      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
				(UNAUDITED)

						   Three Months Ended
							 March 31
						   ------------------
						     1997       1996
						   -------    -------
						 (In thousands, except
						    per share data)
Net Sales                                          $ 6,111    $ 5,321
Other Income                                           177        185
						   -------    -------
						     6,288      5,506

Costs and Expenses:
  Cost of products sold                              5,380      4,933
  Selling, administrative and general                2,631      2,751
  Interest                                             158         28
						   -------    -------
						     8,169      7,712
						   -------    -------
LOSS BEFORE INCOME TAXES                            (1,881)    (2,206)

Income Tax Credit                                     (658)      (772)
						   -------    -------
NET LOSS                                           $(1,223)   $(1,434)
						   =======    =======

Net Loss Per Share (Note 3)                        $ (1.34)   $ (1.55)

Dividends Per Share (Note 3)                       $   .08    $   .13

Average Shares Outstanding (Note 3)                    914        924


See notes to condensed consolidated unaudited financial statements.

							      FORM 10-Q

		THE OHIO ART COMPANY AND SUBSIDIARIES
		CONDENSED CONSOLIDATED BALANCE SHEETS

						  March 31   December 31
						    1997        1996
						  --------    --------
						 (Unaudited)   (Note)
						 (Thousands of dollars)
ASSETS
  Current Assets
    Cash (Overdraft)                              $  (106)    $ 1,078
    Accounts receivable less allowance
      (1997 - $411; 1996 - $365)                    5,403       6,222
    Inventories - Note 2
      On first-in, first-out cost method:
	Finished products                           4,501       3,997
	Products in process                           537         393
	Raw materials                               2,705       2,329
      Less: Adjustment to reduce inventories
	to last-in, first-out cost method          (2,444)     (2,429)
						  -------     -------
						    5,299       4,290

    Recoverable income taxes                        1,378         711
    Prepaid expenses                                1,011       1,043
    Deferred federal income taxes                     692         692
						  -------     -------
	Total Current Assets                       13,677      14,036

  Property, Plant and Equipment
    Cost                                           34,493      33,641
    Less allowances for depreciation              (22,610)     22,176
						  -------     -------
						   11,883      11,465

  Other Assets                                      1,767       1,762

  Goodwill                                            815         820
						  -------     -------
						  $28,142     $28,083
						  =======     =======

See notes to condensed consolidated unaudited financial statements.

NOTE: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

							      FORM 10-Q

		THE OHIO ART COMPANY AND SUBSIDIARIES
		CONDENSED CONSOLIDATED BALANCE SHEETS

						  March 31   December 31
						    1997        1996
						  --------    --------
						 (Unaudited)   (Note)
						 (Thousands of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                              $ 3,174     $ 3,169
    Other current liabilities                       1,456       1,751
						  -------     -------
      Total Current Liabilities                     4,630       4,920

  Deferred Federal Income Taxes                       733         733

  Long-Term Obligations                            10,170       8,375

  Stockholders' Equity (Note 3)
    Common Stock, par value $1.00 per share:
      Authorized:  1,935,552 shares
      Outstanding:  1997-910,586; 1996-922,277
	shares (excluding treasury shares of
	49,174 and 37,483 respectively)               911         922
    Additional paid-in capital                        217         225
    Retained earnings                              11,481      12,908
						  -------     -------
						   12,609      14,055
						  -------     -------
						  $28,142     $28,083
						  =======     =======


See notes to condensed consolidated unaudited financial statements

NOTE: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

							      FORM 10-Q

		THE OHIO ART COMPANY AND SUBSIDIARIES
	   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			     (UNAUDITED)

						   Three Months Ended
							March 31
						   ------------------
						     1997       1996
						   -------    -------
						 (Thousands of dollars)
Operating Activities
  Net loss                                         $(1,223)   $(1,434)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Provision for depreciation and amortization      434        287
      Changes in accounts receivable, inventories,
	prepaid expenses, other assets, accounts
	payable, and other liabilities              (1,120)    (1,606)
						   -------    -------
	  NET CASH USED IN OPERATING ACTIVITIES     (1,909)    (2,753)

Investing Activities
  Purchase of plant and equipment, less
    net book value of disposals                       (852)    (1,867)
						   -------    -------
	  NET CASH USED IN INVESTING ACTIVITIES       (852)    (1,867)

Financing Activities
  Borrowings                                         2,400      2,300
  Payments of debt                                    (600)        -0-
  Purchase of common stock                            (187)      (497)
  Cash dividends                                       (36)      (122)
						   -------    -------
	  NET CASH PROVIDED BY
	    FINANCING ACTIVITIES                     1,577      1,680
						   -------    -------
Cash
  Decrease during period                            (1,184)    (2,940)
  At beginning of period                             1,078      2,800
						   -------    -------
	  (OVERDRAFT) AT END OF PERIOD             $  (106)   $  (140)
						   =======    =======

See notes to condensed consolidated unaudited financial statements.

							      FORM 10-Q

		THE OHIO ART COMPANY AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			    (UNAUDITED)
			   March 31, 1997


Note 1 - Basis of Presentation

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.

For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

							      FORM 10-Q

		 MANAGEMENT'S DISCUSSION AND ANALYSIS

Unallocated ESOP shares are deducted from outstanding shares of Common Stock to arrive at average shares outstanding.

OPERATIONS

Net sales for the three months ended March 31, 1997 increased to $6,111,000 from $5,321,000 for the comparable 1996 period. Sales increased approximately 28% in the Domestic toy sector and 9% in the Diversified Products division, while International toy shipments decreased approximately 35%.

Domestic toy sales accounted for approximately $660,000 of the total sales dollar increase of $790,000, and was primarily due to an increase in our Etch A Sketchr line of products, classic, travel, pocket, and hot pocket. International toy shipments were down approximately $100,000 while the Diversified Products Division shipments increased approximately $200,000 from the prior year.

The Company's business is seasonal, with approximately 60-70% of its sales being made in the last six months of the calendar year in recent years. Because of the seasonality of the Company's business, the dollar order backlog in mid-May is not necessarily indicative of expectations of sales for the full year. Subject to industry practice and comments as detailed in the Registrant's annual Form 10-K for the year ended December 31, 1996, order receipts through May 10 are approximately $21,500,000 versus $12,600,000 for the same period of 1996, or approximately 70% ahead of the prior year.

Gross profit margin (percentage) for the first quarter of 1997 (12.0%) increased from the first quarter of 1996 (7.3%) and was primarily due to the increased sales of the Making Creativity Fun!r line of products, which are generally at a higher gross margin than other products.

Selling, administrative, and general expenses for the first quarter of 1997 decreased to $2,631,000 from $2,751,000 for the comparable period in 1996. Travel and entertainment accounted for the majority of the decrease as management made a concerted effort to control these expenditures.

FINANCIAL CONDITION

The Company's current ratio increased from 2.9 to 1 at December 31, 1996 to 3.0 to 1 at March 31, 1997. This change was the result of using cash on hand, cash from the collection of accounts receivable, and the non-current line of credit to finance the buildup of inventories and to finance the loss for the first quarter of 1997, and a reduction in other current liabilities which was due to the reduction of accrued liabilities established at year-end during the first quarter of 1997.

							      FORM 10-Q


		 MANAGEMENT'S DISCUSSION AND ANALYSIS



PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K  -  The Company did not
		file any reports on Form 8-K during the three months ended
		March 31, 1997.

The information called for in Items 1, 2, 3, 4, and 5 are not applicable.

							      FORM 10-Q



			       SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





						 THE OHIO ART COMPANY
						______________________
						     (Registrant)





Date:     May 13, 1997                      /s/ William C. Killgallon
					    __________________________
						William C. Killgallon
						Chairman of the Board





Date:     May 13, 1997                        /s/ M. L. Killgallon II
					      ________________________
						  M. L. Killgallon II
						      President





Date:     May 13, 1997                          /s/ Paul R. McCusty
						______________________
						    Paul R. McCusty
						Vice President Finance