Form 10-Q
period 1997-06-30
OHIO ART CO
filed 1997-08-14
CIK 73942

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549



                                 FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1997


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

                            Yes__ X__    No _____


     At July 31, 1997 there were 905,662 shares outstanding of the Company's Common Stock at $1.00 par value.

                                                              FORM 10-Q



PART I - FINANCIAL INFORMATION


                   THE OHIO ART COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                 Six Months Ended     Three Months Ended
                                     June 30                June 30
                                ------------------    ------------------
                                  1997      1996        1997      1996
                                --------  --------    --------  --------
                                 (In thousands, except per share data)
Net Sales                       $12,982   $12,106     $ 6,871   $ 6,785
Other Income                        355       300         178       115
                                --------  --------    --------  --------

                                 13,337    12,406       7,049     6,900

Costs and Expenses:
  Cost of products sold          12,041    10,726       6,661     5,793
  Selling, administrative
    and general                   5,682     5,449       3,051     2,698
  Interest                          397       120         239        92
                                --------  --------    --------  --------

                                 18,120    16,295       9,951     8,583
                                --------  --------    --------  --------

LOSS BEFORE INCOME TAXES         (4,783)   (3,889)     (2,902)   (1,683)

Income Tax Credit                (1,196)   (1,361)       (538)     (589)
                                --------  --------    --------  --------

NET LOSS                        $(3,587)  $(2,528)    $(2,364)  $(1,094)
                                ========  ========    ========  ========


Net Loss Per Share (Note 3)     $ (3.94)  $ (2.73)    $ (2.60)  $ (1.18)

Dividends Per Share (Note 3)    $   .12   $   .17     $   .04   $   .04

Average Shares Outstanding          911       928         908       924
     (Note 3)


See notes to condensed consolidated unaudited financial statements.

                                                              FORM 10-Q


                THE OHIO ART COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  June 30   December 31
                                                    1997        1996
                                                  -------     -------
                                                 (Unaudited)   (Note)
                                                 (Thousands of dollars)
ASSETS
  Current Assets
    Cash                                          $   478     $ 1,078
    Accounts receivable, less allowance
      (1997 - $469; 1996 - $365)                    6,056       6,222
    Inventories(Note 2)
      On first-in, first-out cost method:
        Finished products                           4,083       3,997
        Products in process                           600         393
        Raw materials                               3,078       2,329
      Less: Adjustment to reduce inventories
        to last-in, first-out cost method          (2,459)     (2,429)
                                                  -------     -------
                                                    5,302       4,290

    Recoverable income taxes                        1,849         711
    Prepaid expenses                                1,116       1,043
    Deferred federal income taxes                     692         692
                                                  -------     -------
        Total Current Assets                       15,493      14,036

  Property, Plant and Equipment
    Cost                                           34,886      33,641
    Less: Allowances for depreciation             (23,043)    (22,176)
                                                  -------     -------
                                                   11,843      11,465

  Other Assets                                      1,786       1,762

  Goodwill                                            810         820
                                                  -------     -------

                                                  $29,932     $28,083
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

                                                              FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  June 30   December 31
                                                    1997        1996
                                                  -------     -------
                                                 (Unaudited)   (Note)
                                                 (Thousands of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                              $ 3,747     $ 3,169
    Other current liabilities                       1,779       1,751
                                                  -------     -------
      Total Current Liabilities                     5,526       4,920

  Deferred Federal Income Taxes                       733         733

  Long-Term Obligations                            13,577       8,375

  Stockholders' Equity (Note 3)
    Common Stock, par value $1.00 per share:
      Authorized:  1,935,552 shares
      Outstanding:  1997-905,854; 1996-922,277
        shares (excluding treasury shares of
        53,906 and 37,483 respectively)               906         922
    Additional paid-in capital                        214         225
    Retained earnings                               8,976      12,908
                                                  -------     -------
                                                   10,096      14,055
                                                  -------     -------

                                                  $29,932     $28,083
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

                                                              FORM 10-Q


                THE OHIO ART COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                    Six Months Ended
                                                         June 30
                                                   -------------------
                                                     1997       1996
                                                   --------   --------
                                                 (Thousands of dollars)
Operating Activities
  Net loss                                         $(3,587)   $(2,528)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Provision for depreciation and amortization      867        632
      Changes in accounts receivable, inventories,
        prepaid expenses, other assets, accounts
        payable, and other liabilities              (1,463)    (3,438)
                                                   --------   --------

          NET CASH USED IN OPERATING ACTIVITIES     (4,183)    (5,334)

Investing Activities
  Purchase of plant and equipment, less
    net book value of disposals                     (1,245)    (2,117)
                                                   --------   --------

          NET CASH USED IN INVESTING ACTIVITIES     (1,245)    (2,117)

Financing Activities
  Borrowings                                         5,800      5,300
  Repayments                                          (600)       -0-
  Purchase of treasury shares                         (263)      (525)
  Cash dividends                                      (109)      (160)
                                                   --------   --------

          NET CASH PROVIDED BY
              FINANCING ACTIVITIES                   4,828      4,615
                                                   --------   --------

Cash
  Decrease during period                              (600)    (2,836)
  At beginning of period                             1,078      2,800
                                                   --------   --------

          CASH (OVERDRAFT) AT END OF PERIOD        $   478    $   (36)
                                                   ========   ========

See notes to condensed consolidated unaudited financial statements.

                                                              FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)
                           June 30, 1997


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

                                                              FORM 10-Q

                 MANAGEMENT'S DISCUSSION AND ANALYSIS

OPERATIONS
----------
Net sales for the six months ended June 30, 1997 increased approximately 7% to $12,982,000 from $12,106,000 for the comparable 1996 period and increased slightly to $6,871,000 for the second quarter of 1997 from $6,785,000 for the comparable 1996 period. The majority of the increase for the six month period was in the Diversified Products Division, specifically the metal lithography department which increased approximately $630,000 from the comparable six month period. This resulted from the new metal lithography equipment which became operational early in 1997. Sales for the second quarter of 1997 were adversely affected by the voluntary recall of the Splash Off Water Rocket, a product which was introduced in early 1997.

The Company's business is seasonal, with approximately 60-70% of its sales being made in the last six months of the calendar year in recent years. Because of the seasonality of the Company's business, the dollar order backlog in July is not necessarily indicative of expectations of sales for the full year. Subject to industry practice and comments as detailed in the Registrant's annual Form 10-K for the year ended December 31, 1996, order receipts through July 31st are approximately $32,600,000 versus $31,600,000 for the same period of 1996, or approximately a 3% improvement over the prior year.

Gross profit margin (percentage) for the six months ended June 30, 1997 (7.2%) decreased from the comparable 1996 period (11.4%). Gross profit margin percentage for the second quarter of 1997 significantly decreased to 3.1% from 14.6% for the similar period of 1996. The majority of the decrease is attributable to the voluntary recall of the Splash Off Water Rocket. This resulted in a reduction of sales of $275,000 and an additional charge to cost of sales of $200,000 to write-off inventory on hand. Had the recall not occurred, gross profit margin percentage would have been 10.7% for the six month period of 1997 and 9.6% for the second quarter of 1997. The remaining decrease in gross margin percentage for the second quarter of 1997 from the similar period of 1996 is primarily the result of increased manufacturing overhead variances due to a decrease in production at the Bryan, Ohio facility.

Selling, administrative, and general expenses for the six months ended June 30, 1997 increased to $5,682,000 from $5,449,000 for the comparable 1996 period and increased to $3,051,000 for the second quarter of 1997 from $2,698,000 for the comparable 1996 period. The increase is primarily additional advertising expense of $300,000 in the second quarter of 1997 resulting from the voluntary recall of the Splash Off Water Rocket.

                                                              FORM 10-Q

                 MANAGEMENT'S DISCUSSION AND ANALYSIS

Income tax credit for both the six month and three month period ending June 30, 1996 as well as the three month period ending March 31, 1997 was calculated at 35% of the loss before income taxes. For the six month period ending June 30, 1997 the income tax credit was adjusted to 25% by adjusting the second quarter of 1997. The Company will have a net operating loss carryback with alternative minimum tax limitations.

The voluntary recall of the Splash Off Water Rocket, as detailed above, resulted in an additional expense of $775,000 pre-tax, or $581,000 after tax.

FINANCIAL CONDITION
-------------------
The Company's current ratio decreased to 2.8 to 1 at June 30, 1997 from
2.9 to 1 at December 31, 1996. This change was the result of using cash on hand, cash from the collection of accounts receivable, and the non-current line of credit to finance the build-up of inventories, and to finance the loss generated in the first six months of 1997. These changes, which would have resulted in an increase in the current ratio, were offset by an increase in accounts payable which was due to increased inventory purchases.

On June 27, 1997, the Company renewed and increased its three-year $10,000,000 Revolving Credit Agreement to $13,000,000 and extended the maturity date until May 2000. The Company also replaced its one-year term loan of $6,000,000 which expired on May 25, 1997 with a $6,000,000 term loan secured by the lithographic equipment purchased in 1996, payable monthly starting July 25, 1997 until June 25, 2002.


PART II - OTHER INFORMATION

Item 4.   (a)  The annual meeting of stockholders of The Ohio Art
               Company was held on May 6, 1997.

          (c) Set forth below is the tabulation of the votes on each nominee for election as a director:
                                                         WITHHOLD
                                             FOR         AUTHORITY
                                           -------       ---------
               W. C. Killgallon            817,747         2,014
               Martin L. Killgallon II     817,917         1,844
               Frank L. Gallucci           818,524         1,237
               Joseph A. Bockerstette      818,574         1,187

                                                              FORM 10-Q

                 MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 5. The following exhibits are filed as part of this Form 10-Q quarterly report:

          1)  First Amendment to Credit Agreement dated June 24, 1997
          2)  Term Note dated June 27, 1997
          3)  Security Agreement dated June 27, 1997
          4)  Revolving Note dated June 27, 1997

          The Board of Directors has decided to change the fiscal year from December 31st to January 31st beginning in 1998 in order to more closely match the Company's business cycle.


Item 6. Exhibits and reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.


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





                                                 THE OHIO ART COMPANY
                                                ----------------------
                                                     (Registrant)





Date:     August 14, 1997                   /s/ William C. Killgallon
                                            --------------------------
                                                William C. Killgallon
                                                Chairman of the Board





Date:     August 14, 1997                     /s/ M. L. Killgallon II
                                              ------------------------
                                                  M. L. Killgallon II
                                                      President





Date:     August 14, 1997                       /s/ Paul R. McCusty
                                                ----------------------
                                                    Paul R. McCusty
                                                Vice President Finance

                                                               FORM 10-Q
                                EXHIBITS
ITEM 5 - EXHIBIT 1

                           FIRST AMENDMENT TO
                            CREDIT AGREEMENT

     This First Amendment to the Credit Agreement (the "Amendment") is entered as of this 27th day of June 1997, by and between THE FIFTH THIRD BANK OF NORTHWESTERN OHIO, N.A., a national banking association (the "Bank") and THE OHIO ART COMPANY, an Ohio corporation (the "Borrower").

     WHEREAS, The Fifth Third Bank and Borrower entered into that certain Credit Agreement, dated as of January 24, 1994 (the
"Agreement"); and

     WHEREAS, all of The Fifth Third Bank's interest in the Agreement was assigned by The Fifth Third Bank to Bank pursuant to two Agreements, both dated effective as of January 1, 1995; and

     WHEREAS, Bank and Borrower desire to amend the Agreement, subject to the terms and conditions set forth herein;

     NOW THEREFORE, intending to be legally bound, the parties hereto agree as follows:

     1.  Amendments.

         (a) Section 2, Subsection 2.1 is hereby amended and restated in its entirety as follows:

                2.1 $13,000,000 Revolving Credit Loans. (a) Subject to the terms and conditions hereof, Bank hereby extends to Borrower a line of credit facility under which Bank may make loans (the "Revolving Loans") to Borrower at Borrower's request from time to time during the term of this Agreement in the amount of up to $13,000,000 (the $13,000,000 Facility). Borrower may borrow, prepay (without penalty or charge), and reborrow under the $13,000,000 Facility, provided that the principal amount of all Revolving Loans outstanding at any one time under the $13,000,000 Facility will not exceed $13,000,000. If the amount of Revolving Loans outstanding at any time under the $13,000,000 Facility exceeds the limit set forth above, borrower will immediately pay the amount of such excess to bank in cash.

                 (b) Borrower may request a Revolving Loan by telephone
              notice to Bank. Bank will make Revolving Loans by crediting the amount thereof to Borrower's account at Bank. Loan proceeds will be used for general working capital purposes.

                                                               FORM 10-Q
                                EXHIBITS

                 (c) On the date hereof, Borrower will duly issue and
              deliver to Bank a Revolving Note in the form of Exhibit 2.1, in the principal amount of $13,000,000 bearing interest as specified in the Revolving Note (the
              $13,000,000 Revolving Note).

                 (d) The term of the $13,000,000 Facility will expire
              on June 25, 2000 and will become payable in full on that date. However, in Bank's sole discretion and so long as no Event of Default exists, on the date which is one (1) year from the Closing Date of this Agreement and on each one (1) year anniversary date thereafter, Bank will renew the $13,000,000 Facility for an additional one (1) year term from the then existing maturity date. Borrower may prepay the principal balance of the $13,000,000 Revolving
              Note in whole or part at any time.

         (b) Section 2, Subsection 2.2 is hereby amended and restated as follows:

                 2.2 Term Loan. (a) Subject to the terms and conditions hereof, Bank hereby extends to Borrower a term loan (the "Term Loan") in the amount of $6,000,000 (the $6,000,000 Facility).

                 (b) On the date hereof, Borrower will duly issue and
              deliver to Bank a Term Note (the "Term Note"), in the principal amount of $6,000,000 bearing interest as specified in Section 2.04 herein.

                 (c) The outstanding principal balance of the Term Loan
              and the interest due thereon shall be due and payable in monthly installments of principal and interest and any balance at maturity as specified in the Term Note.

                 (d) The maturity date of the Term Note shall be June
              25, 2002.

                 2.04 Interest on Term Loan. The principal sum outstanding shall bear interest per annum at the rate of 9.0% per annum.

         (c) Section 2, Subsection 2.3 of the Agreement is hereby amended and restated in its entirety as follows:

                 So long as this Agreement is in effect, Borrower will
              pay to Bank an unused facility fee at an annual rate equal to .125% of that portion of the $10,000,000 Facility that is not outstanding on each day (the "Unused Facility Fee"), which will be payable on the first (1st) day of each calendar quarter in arrears for the previous calendar quarter with a final payment due on the termination of this Agreement.

                                                               FORM 10-Q
                                 EXHIBITS

         (d) Section 7, Subsection 7.1 (a) is hereby amended and restated in its entirety as follows:

                 Executed version of the $13,000,000 Revolving Note in
              the form of Exhibit 2.1 attached hereto.

         (e)  Section 7, Subsection 7.1 (f) is hereby added as follows:

                 An executed Security Agreement and all appropriate
              financing statements as represented by Bank.

         (f) Section 7, Subsection 7.2 (c) is hereby amended and restated in its entirety as follows:

                 The aggregate unpaid principal amount of the Revolving
              Loan after giving effect to such Revolving Loan will not violate the lending limits set forth in Section 2.1 of this Agreement.

         (g) The following Definitions set forth in Exhibit 1 to the Agreement are amended and restated in their entirety as follows:

              13. "Loans" means the Revolving Loans and Term Loan as set forth in Section 2.1 and Section 2.2 of this Agreement.

              14. "Notes" means the $13,000,000 Revolving Note and the $6,000,000 Term Note.

              17. "Revolving Loan" has the meaning assigned to that term in Section 2.1 of this Agreement.

              18. "$13,000,000 Revolving Loan" has the meaning assigned to that term in Section 2.1 of this Agreement.

              19.  "Term Note" has the meaning assigned to that term in
                   Section 2.2 of this Agreement.

     2. Representations, Warranties and Covenants of Borrower. To induce Bank to enter into this Amendment, Borrower represents and warrants as follows:

         (a) The representations, warranties and covenants of Borrower contained in Sections 3, 4 and 5 of the Agreement are deemed to have been made again on and as of the date of execution of this Amendment and are true and correct as of the date of execution hereof.

                                                               FORM 10-Q
                        EXHIBITS

         (b) No Event of Default (as such term is defined in Section 6 of the Agreement) or event or condition which, with the lapse of time or giving of notice or both, would constitute an Event of Default exists on the date hereof.

         (c) The person executing this Amendment and the Note, is a duly elected and acting officer of Borrower and is duly authorized by the Board of Directors of Borrower to execute and deliver this Amendment and such Note on behalf of Borrower.

     3. Conditions. Bank's obligations under this Amendment are subject to the following conditions:

         (a) Borrower shall have executed and delivered to Bank the $13,000,000 Revolving Note and the Term Note.

         (b) The Bank shall have been furnished copies, certified by the Secretary or assistant Secretary of Borrower, of resolutions of the Board of Directors of Borrower authorizing the execution of this Amendment, the Exhibits hereto and all other documents executed in connection herewith.

         (c) The representations and warranties of Borrower in Section 2 hereof shall be true and correct on the date of execution of this Amendment.

         (d) Borrower shall pay all expenses and attorneys' fees incurred by Bank in connection with the preparation, execution and delivery of this Amendment and related documents.

     4.  General.

         (a) Except as expressly modified hereby, the Agreement remains unaltered and in full force and effect. Borrower acknowledges that Bank has made no oral representations to Borrower with respect to the Agreement and this Amendment thereto and that all prior understandings between the parties are merged into the Agreement as amended by this writing. All Loans outstanding on the dated of execution of this Amendment shall be considered for all purposes to be Loans outstanding under the Agreement as amended by this Amendment.

         (b) Capitalized terms used and not otherwise defined herein will have the meanings set forth in the Agreement.

                                                               FORM 10-Q
                        EXHIBITS

         (c) Nothing contained herein will be construed as waiving any default or Event of Default under the Agreement or will affect or impair any right, power or remedy of the Bank under or with respect to the Loans, the Agreement, as amended, the Note, or any agreement or instrument guaranteeing, securing or otherwise relating to the Loans.

         (d) This Amendment shall be considered an integral part of the Agreement, and all references to the Agreement in the Agreement itself or any document referring thereto shall, on and after the date of execution of this Amendment, be deemed to be references to the Agreement as amended by this Amendment.

         (e) This Amendment will be binding upon and inure to the benefit of Borrower and Bank and their respective successors and assigns.

         (f) All representations, warranties and covenants made by Borrower herein will survive the execution and delivery of this Amendment.

         (g) This Amendment will, in all respects, be governed and construed in accordance with the laws of the State of Ohio.

         (h) This Amendment may be executed in one or more counterparts, each of which will be deemed an original and all of which together will constitute one and the same instrument.

         (i) Borrower authorizes any attorney of record to appear for it in any court of record in the State of Ohio, after an Obligation becomes due and payable whether by its terms or upon default, waives the issuance and service of process, releases all errors and rights of appeal, and confesses a judgment against it in favor of the holder of such Obligation, for the principal amount of such Obligation plus interest thereon, together with court costs and attorneys' fees. Stay of Execution and all exemptions are hereby waived. If an Obligation is referred to an attorney for collection, and the payment is obtained without the entry of a judgment, the obligors will pay to the holder of such Obligation its attorneys' fees.

     IN WITNESS WHEREOF, Borrower and Bank have executed this Agreement as of the date first above written.

                                                               FORM 10-Q
                                EXHIBITS

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

                                  THE OHIO ART COMPANY

                                  By:   Paul R. McCusty
                                  Its:  Vice President Finance/Treasurer


                                  THE FIFTH THIRD BANK OF
                                  NORTHWESTERN OHIO, N.A.

                                  By:   Gregory L. Kosch
                                  Its:  Senior Vice President


ITEM 5 - EXHIBIT 2

OHIO AFFILIATES         A FIFTH THIRD BANCORP BANK                     1
                                                                    TERM
                                                                    NOTE

OFFICER NO  598                                   NOTE NO. _____________
$6,000,000                                                 June 27, 1997
Toledo, Ohio                                            (Effective Date)

On or before the Due Date below, the undersigned, a corporation, for value received, and if more than one, jointly and severally, promise to pay to the order of The Fifth Third Bank of Northwestern Ohio, N.A., 606 Madison Avenue, Toledo, Ohio 43604 (hereinafter referred to as "Bank") the sum of Six Million and 00/100 Dollars ($6,000,000.00)(hereinafter referred to as the Borrowing) plus interest per annum at a rate of 9.0% per annum.

Interest shall be computed on a year of 360 days and charged for the acutal number of days elapsed.
This note is payable as follows:

Principal and Interest shall be payable in installments in the amount of $96,535.00 which shall be due monthly beginning July 25, 1997, and any balance at Maturity.

Principal and interest payments shall be made at the Bank's address above unless otherwise designated by Bank in writing.

                                                               FORM 10-Q
                                EXHIBITS

To secure repayment of this note and all modifications, extensions and renewals thereof, and all other Obligations (as herein defined) of the undersigned to Bank, the undersigned grants Bank a security interest in all of the undersigned's, now owned or hereafter acquired interests in all property in which Bank is at any time, granted a lien for any Obligation, and all property in possession of Bank including, without limitation, money, securities, instruments, documents, letters of credit, chattel paper, or other property delivered to Bank in transit, for safekeeping, or for collection or exchange for other property, all distributions, dividends, warrants, securities and other rights in addition to such property, all rights to payment from and claims against Bank and all proceeds thereof, and all real and personal property described below ("Collateral"). The undersigned agrees to immediately deliver such additional dividends, warrants, securities or other property or rights thereto to Bank immediately upon receipt as additional Collateral and until delivery to hold same in trust for Bank. The undersigned agrees that the Bank may, at any time, call for additional Collateral satisfactory to it. All documents executed in connection with this note and all collateral, including without limitation the following, further secure the Obligations:

One (1) LTG Coater Type 4040 with an LTG Feeder Type 770 (#275 030); One
(1) fully automatic LTG Continuous Drying Oven, Type DBL with
Integrated Fume Incineration System and Heat Recovery (#201 000); LTG - Mailander Four-Color High Speed Metal Decorating Press Type 124A with Feeder Type 770 (#263 025) and Type 4041A Plain Trailing Coater
(#275 029); UV Cure System; One (1) LTG Nonstop Stacking Unit with Automatic Loading of Pallet Magazine (#217 137).


The Obligations secured by the Collateral (herein, the "Obligations") shall include this note and each and every liability of the undersigned jointly or severally to Bank and all affiliates of Fifth Third Bancorp however created, direct or contingent, due or to become due, whether now existing or hereafter arising, participated in whole or in part, created by trust agreement, lease, overdraft, agreement, or otherwise, in any manner by the undersigned. The undersigned also grants Bank a security interest in all of the Collateral as agent for all affiliates of Fifth Third Bancorp for all Obligations of the undersigned to such affiliates. Said security interest shall not be enforced to the extent prohibited by the Truth in Lending Act as implemented by Federal Reserve Regulation Z.

The undersigned certifies that the proceeds of this loan are to be used for business purposes. If this note is a renewal, in whole or in part, of a previous Obligation, the acceptance by Bank of this note shall not effectuate a payment but rather a continuation of the previous
Obligation.

Bank may charge and the undersigned agrees to pay, on the above
Effective Date, a note processing fee in an amount determined by Bank.

                                                               FORM 10-Q
                                 EXHIBITS

Events of Default:
This note, and all other Obligations of the undersigned to Bank, shall be and become immediately due and payable at the option of the Bank, without any demand or notice whatsoever, upon the occurrence of any of the following described events, each of which shall constitute an Event of Default:
1) Any failure to make any payment when due of the principal or interest on this note, the occurrence of any event of default as therein defined on any other Obligations of the undersigned, or a default in the obligations under any security documents.
2) The death or dissolution of the undersigned of any endorser or guarantor, or if the undersigned is a partnership, the death or dissolution of a general partner.
3) Any failure to submit to Bank current financial information upon request.
4) The creation of any lien (except a lien to Bank) or the issuance of an attachment against or seizure of any of the property of, or the entry of a judgment against, the undersigned.
5) In the judgment of Bank, any adverse change occurs in the ability of the undersigned to repay the Obligations, or the Bank deems itself insecure.
6) An assignment for the benefit of the creditors of, or the commencement of any bankruptcy, receivership, insolvency, reorganization, or liquidation proceedings by or against the undersigned or any endorser or guarantor hereof.
7) The institution of any garnishment proceedings by attachment, levy or otherwise, against any Collateral, deposit balance maintained or any property deposited with the Bank by the undersigned or any endorser or guarantor hereof.
8) Bank has called for additional security and the undersigned has not furnished satisfactory additional security on demand.

Upon the occurrence of an Event of Default herein described Bank may, at its option declare this note and all other Obligations of the undersigned to be fully due and payable in their aggregate amount together with accrued interest plus any applicable prepayment premiums, fees, and charges.

In addition to any other remedy permitted by law, the Bank may at any time, without notice, apply the Collateral to this note or such other Obligations, whether due or not, and Bank may, at its option, proceed to enforce and protect its rights by an action at law or in equity or by any other appropriate proceedings. Notwithstanding any other legal or equitable rights of Bank, Bank, in the Event of Default, is (a) hereby irrevocably appointed and constituted attorney in fact, with full power of substitution, to exercise all rights of ownership with respect to Collateral and (b) is additions thereto, through any private or public sale without either demand or notice to the undersigned, or any advertisement, the same being hereby expressly waived, at which sale Bank is authorized to purchase said property or any part thereof, free from any right of redemption on the part of the undersigned, which is hereby expressly waived and released. In case of sale for any cause,

                                                               FORM 10-Q
                                 EXHIBITS

after deducting all costs and expenses of every kind, Bank may apply, as it shall deem proper, the residue of the proceeds of such sale toward the payment of any one or more or all of the Obligations of the undersigned, whether due or not due, to Bank; after such application and the return of any surplus, the undersigned agrees to be and remains liable to Bank for any and every deficiency after application as aforesaid upon this and any other Obligation. The undersigned shall pay all costs of collection incurred by Bank, including its attorney's fees, if this note is referred to an attorney for collection, whether or not payment is obtained before entry of judgment, which costs and fees are Obligations secured by the Collateral.

If any payment is not paid when due (whether by acceleration or otherwise) or within 10 days thereafter, undersigned agrees to pay to Bank a late payment fee as provided for in any loan agreement of 5% of the payment amount, whichever is greater with a minimum fee of $20.00. After an Event of Default, the undersigned agrees to pay to Bank a fixed charge of $25.00, or the undersigned agrees that Bank may, without notice, increase the above stated interest rate by 6%, whichever is greater. Under no circumstances shall said interest rate be raised to a rate which shall be in excess of the maximum rate of interest allowable under the state and/or federal usury laws in force at the time of such change.

The undersigned may prepay all or part of this note, which prepaid amounts shall be applied to the amounts due in reverse order of their due dates. Upon such prepayments, including involuntary prepayment by acceleration, the undersigned shall pay a premium of 2% of the maximum principal amount permitted under this note. Partial prepayments shall not excuse any subsequent payment due.

ENTIRE AGREEMENT: The undersigned agrees that there are no conditions or understandings which are not expressed in this note and the documents referred to herein.

WAIVER: No failure on the part of the Bank to exercise any of its rights hereunder shall be deemed a waiver of any such rights or of any default. Demand, presentment, protest, notice of dishonor, notice of protest and notice of default are hereby waived. Each of the undersigned, including but not limited to all co-makers and accommodation makers of this note, hereby waives all suretyship defenses including but not limited to all defenses based upon impairment of collateral and all suretyship defenses described in Section 3-605 of the Uniform Commercial Code, as revised in 1990 (the "UCC"). Such waiver is entered to the full extent permitted by Section 3-605(i) of the UCC.

JURY WAIVER: THE UNDERSIGNED, AND ANY ENDORSER OR GUARANTOR HEREOF, WAIVE THE RIGHT TO A TRIAL BY JURY OF ANY MATTERS ARISING OUT OF THIS NOTE OR THE TRANSACTIONS CONTEMPLATED HEREBY.

The declaration of invalidity of any provision of this note shall not effect any part of the remainder of the provisions.

                                                               FORM 10-Q
                                 EXHIBITS

This note is supplemented by the terms and conditions of a credit agreement dated January 24, 1994 as amended between the undersigned and Bank.

Warrant of attorney: The undersigned, jointly and severally, authorizes any attorney-at-law to appear in any court of record after maturity of this note, whether by acceleration or otherwise, waive the issuance and service of process and to confess judgment against them in favor of the Bank for the principal sum due hereon together with interest, charges, court costs and attorney's fees, and to waive and release all errors, rights of appeal, exemptions and stays of execution. The undersigned also agrees that the attorney acting for the undersigned as set forth in this paragraph may be compensated by Bank for such services, and the undersigned waive any conflict of interest caused by such representation and compensation arrangement. This warrant of attorney to confess judgment shall be construed under the laws of the State of Ohio.

WARNING - BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREMENT, OR ANY OTHER CAUSE.


                                   THE OHIO ART COMPANY

DATE DUE  June 25, 2002            By:  Paul R. McCusty

ADDRESS   One Toy Street           Its  Vice President Finance/Treasurer
          Bryan, Ohio 43506


ITEM 5 - EXHIBIT 3

                        A FIFTH THIRD BANCORP BANK
                            SECURITY AGREEMENT

Toledo, Ohio                                               June 27, 1997

THE OHIO ART COMPANY, an Ohio corporation, whose principal place of business is located at One Toy Street, Bryan, Williams County, Ohio (hereinafter the "Debtor"), jointly and severally if more than one, hereby assign(s) to Secured Party for itself as agent for any affiliate of Fifth Third Bancorp as collateral and grant(s) to The Fifth Third Bank of Northwestern Ohio, N.A. (hereinafter the "Secured Party"), a security interest in and to all items of property described in paragraph 2 of this Agreement (all of which shall hereinafter be the "Collateral").

                                                               FORM 10-Q
                                 EXHIBITS

1. OBLIGATIONS: The security interest hereby granted shall secure the following (collectively, the "Obligations"): all loans, advances, indebtedness and other obligations of each of Debtor and _______________ (if different from Debtor, hereinafter referred to as "Borrower") owed to Secured Party and/or any affiliate of Fifth Third Bancorp, of every kind and description whether now existing or hereafter arising including without limitation those owed to others and acquired by Secured Party (by purchase, assignment or otherwise) and whether direct or indirect, primary or as guarantor or surety, absolute or contingent, liquidated or unliquidated, matured or unmatured, whether or not secured by additional collateral, and all liabilities, obligations and indebtedness arising under this Agreement and all other instruments and agreements evidencing, guarantying or securing any of the foregoing, and all obligations to perform or forbear from performing acts, all amounts represented by letters of credit now or hereafter issued by Secured Party for the benefit of or at the request of Debtor or Borrower and all expenses and attorneys' fees incurred by Secured Party under this Agreement or any other document or instrument related thereto or related to any of the Obligations limited to the following: Term Loan dated June 27, 1997.

2. COLLATERAL: The Collateral in which a security interest is hereby granted includes that Collateral now existing and hereafter arising or acquired by Debtor, regardless of where it is located, and is defined as follows:
(a) Equipment defined as follows: One (1) LTG Coater Type 4040 with an LTG Feeder Type 770 (#275 030); One (1) fully automatic LTG Continuous Drying Oven, Type DBL with Integrated Fume Incineration System and Heat Recovery (#201 000); LTG - Mailander Four-Color High Speed Metal Decorating Press Type 124A with Feeder Type 770 (#263 025) and Type 4041A Plain Trailing Coater (#275 029); UV Cure System; One (1) LTG Nonstop Stacking Unit with Automatic Loading of Pallet Magazine
#217 137).
(b) All proceeds and products of the Collateral and all additions and accessions to, replacements of, insurance or condemnation proceeds of, and documents covering Collateral, all tort or other claims against third parties arising out of damage or destruction of Collateral, all property received wholly or partly in trade or exchange for Collateral, all fixtures, all leases of Collateral and all rents, revenues, issues, profits and proceeds arising from the sale, lease, license, encumbrance, collection, or any other temporary or permanent disposition, of the Collateral or any interest therein.

3. DEFINITIONS: As used herein the following capitalized terms will have the following meanings: "Equipment" means all machinery, machine tools, equipment, fixtures, office equipment, furniture, furnishings, motors, motor vehicles, tools, dies, parts, jigs, goods (including, without limitation, each of the items of equipment set forth on any schedule which is either now or in the future attached to Secured Party's copy of this Agreement), and all attachments, accessories, accessions, replacements, substitutions, additions and improvements thereto, and all supplies used or useful in connection therewith.

                                                               FORM 10-Q
                                 EXHIBITS

In addition to the foregoing, each of above defined terms and certain other terms set forth in paragraph 2 of this Agreement will have the meanings attributed thereto in the applicable version of the Uniform Commercial Code adopted in the jurisdiction where Secured Party's principal place of business is located, as such definitions may be enlarged or expanded from time to time by amendment or judicial decision.

4.  WARRANTIES AS TO COLLATERAL:  Debtor warrants that:
(a) Except for the security interest hereby granted, Debtor is, and as to any property which at any time forms a part of the Collateral, shall be, the owner of each and every item of the Collateral, free from any lien, security interest or encumbrance:
(b) That Debtor has full right to grant such security interest therein; and that Debtor shall defend such Collateral and each and every part thereof against all claims of all person at any time claiming such Collateral or claiming any interest therein adverse to Secured Party;
(c) That as to any accounts receivable which are or become part of the Collateral, each such account is a valid account receivable and that no such account shall be sold, assigned, transferred, discounted, hypothecated, or otherwise subjected to any lien, encumbrance or security interest, and that Debtor shall defend such accounts against all claims of any person whosoever;
(d) That if any of the Collateral is or will be attached to real estate in such a manner as to become a fixture under applicable state law, that said real estate is not encumbered in any way, or if said real estate is encumbered, Debtor will secure from the lien holder or the party in whose favor it is or will become so encumbered a written consent and subordination to the security interest hereby granted or a written disclaimer of any interest in the Collateral, in such form as is acceptable to Secured Party.
(e) The financial statements of Debtor dated April 30, 1997 and heretofore submitted, to the Secured Party are true and correct and there are no material adverse changes in the condition, financial or otherwise, of Debtor since the date of said financial statements.

5.  DEBTOR'S RESPONSIBILITIES:
(a) Furnish to Secured Party in writing a current list of all Collateral for the purpose of identifying the Collateral and, further, execute and deliver such supplemental instruments, in the form of assignments or otherwise, as Secured Party shall require for the purpose of confirming and perfecting Secured Party's security interest in any or all of such Collateral;
(b) At its expense and upon request of Secured Party, furnish copies of invoices issued by Debtor in connection with the Collateral, furnish certificates of insurance evidencing insurance on Collateral, furnish proof of payment of taxes and assessments on Collateral, make available to Secured Party, any and all of Debtor's books, records, written memoranda, correspondence, purchase orders, invoices and other instruments or writing that in any way evidence or relate to the Collateral;

                                                               FORM 10-Q
                                 EXHIBITS

(c) Keep the Collateral insured at all times against risks of loss or damage by fire (including so-called extended coverage), theft and such other casualties including collision in the case any motor vehicle, all in such amount, under such forms of policies, upon such terms, for such periods and written by such companies or underwriters as is satisfactory to Secured Party. In all cases losses shall be payable to Secured
Party and any surplusage shall be paid to Debtor. All policies of insurance shall provide for at least ten (10) days prior written notice of cancellation to Secured Party. Should Debtor at any time fail to purchase or maintain insurance, pay taxes, or pay for any expense, incident or such insurance, Secured Party may, but is not obligated to, pay such taxes, order and pay for such necessary items of preservation, maintenance or protection of the Collateral, and Debtor agrees to reimburse Secured Party for all expenses incurred under this paragraph;
(d) Pay all taxes or assessments imposed on or with respect to the Collateral;
(e) Keep all of the Collateral in good condition and repair, protecting it from weather and other contingencies which might adversely affect it as secured hereunder;
(f) Notify Secured Party immediately in writing of any information which Debtor has or may receive which might in any way adversely affect the value of the Collateral or the rights of Secured Party with respect thereto;
(g) Notify Secured Party promptly, in writing, or any change in the location of the Collateral or of any place of business or mailing addresses or the establishment of any new place of business or mailing address;
(h) Pay all costs of filing any financing, continuation or termination statements with respect to the security interest created hereby;
(i) Upon the occurrence of an Event of Default or breach of any provision of this Security Agreement, pay all expenses and reasonable attorneys' fees of Secured Party; and Debtor agrees that said expenses and fees shall be secured under this Agreement;
(j) Maintain possession of all Collateral at the location disclosed to Secured Party and not to remove the Collateral from that location;
(k) Not sell, contract to sell, lease, encumber, or otherwise transfer the Collateral until the Obligations have been paid and performed, Debtor acknowledging nonetheless that Secured Party has a security interest in the proceeds of such Collateral.

6. POWER OF ATTORNEY: Debtor hereby makes, constitutes and appoints Secured Party its true and lawful attorney in fact to act with respect to the Collateral in any transaction, legal proceeding, or other matter in which Secured Party is acting pursuant to this Agreement.

7. DEFAULT: In the event of (herein "Events of Default"): (a) the default in the payment or performance of the Obligations or any part thereof; (b) the occurrence of a default or an Event of Default under any instrument or agreement evidencing, guarantying or securing any of the Obligations; (c)the failure of Debtor to perform or observe any of the provisions of this Agreement; (d) any misrepresentation by Debtor or Borrower to Secured Party for the purpose of obtaining credit or an

                                                               FORM 10-Q
                                 EXHIBITS

extension of credit; (e) the issuance of a court order, lien or attachment against any part of the Collateral; (f) the entry of a decree or order for relief by a court having jurisdiction in the premises in respect of Debtor or Borrower in an involuntary or other similar law now or hereafter in effect, or appointing a receiver, liquidator, assignee, custodian, trustee, sequestrator (or other similar official) of Debtor or Borrower or for any substantial part of either of their properties, or ordering the wind-up or liquidation of either of their affairs, or the filing and pendency for 60 days without dismissal of a petition initiating an involuntary case under any such bankruptcy, insolvency or other similar law; or (g) the commencement by Debtor or Borrower of a voluntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or the consent by either of them to the entry of an order for relief in an involuntary case under any such law or to the appointment of or taking possession by a receiver, liquidator, assignee, trustee, custodian, sequestrator (or other similar official) of Debtor or Borrower or of any substantial part of either of their properties, or the making by either of them of any general assignment for the benefit of creditors, or the failure of Debtor or Borrower generally to pay either of their debts as such debts become due, or the taking of corporate action by Debtor or Borrower in furtherance of any of the foregoing; (h) the death or dissolution of Borrower, Debtor or any endorser or guarantor of the Obligations;
(i) the occurrence of any adverse change in the condition or affairs (financially or otherwise) of Debtor, Borrower or of any endorser, guarantor or surety for any of the Obligations, which in the opinion of Secured Party impairs Secured Party's security or the ability of Secured Party to recover repayment or performance of any Obligations or the Secured Party deems itself insecure; then, in any such event, Secured Party may, without further notice to Debtor, at Secured Party's option, declare any note and all of the Obligations to become due and payable in its aggregate amount. Secured Party may: resort to the rights and remedies of a secured party under the Uniform Commercial Code including the right to enter any premises of Debtor, with or without legal process and take possession of the Collateral and remove it and any records pertaining thereto and/or remain on such premises of Debtor, with or without legal process and take possession of the Collateral and remove it and any records pertaining thereto and/or remain on such premises and use it for the purpose of collecting, preparing and disposing of the Collateral; ship, reclaim, recover, store, finish, maintain and repair the Collateral; and sell the Collateral at public or private sale, and Debtor will be credited with the net proceeds of such sale only when they are actually received by Secured Party, any requirement of reasonable notice of any disposition of the Collateral will be satisfied if such notice is sent to Debtor 10 days prior to such disposition. Debtor will, upon request, assemble the Collateral and any records pertaining thereto and make them available at a place designated by Secured Party. Secured Party may use in connection with any assembly or disposition of the Collateral, any trademark, trade name, tradestyle, copyright, patent right, trade secret or technical process used or utilized by Debtor. No remedy set forth herein is exclusive of any other available remedy or remedies, but each is cumulative and in

                                                               FORM 10-Q
                                 EXHIBITS

addition to every other remedy given under this Agreement or now or hereafter existing at law or in equity or by statute. Secured Party may proceed to protect and enforce its rights by an action at law, in equity or by any other appropriate proceedings. No failure on the part of Secured Party to enforce any of the rights hereunder shall be deemed a waiver of such rights or of any Event of Default and no waiver of any Event of Default hereunder will be deemed to be a waiver of any subsequent Event of Default.

8.  MISCELLANEOUS PROVISIONS:
(a) All rights of Secured Party shall inure to the benefit of its successors and assigns and all obligations of Debtor shall bind the heirs, executors, administrators, successors and assigns of Debtor;
(b) Debtor acknowledges and agrees that, in addition to the security interest set granted herein, Secured Party has a banker's lien and common law right of set-off in and to Debtor's deposits, accounts and credits held by Secured party and Secured Party may apply or set-off such deposits or other sums against the Obligations upon the occurrence of an Event of Default as set forth in paragraph 8 of this Agreement;
(c) This Agreement contains the entire Agreement of the parties and no oral Agreement whatsoever, whether made contemporaneously herewith or hereafter shall amend, modify or otherwise affect the terms of this Agreement;
(d) All rights and liabilities hereunder shall be governed and limited by and construed in accordance with the laws of the state where Secured Party's principal place of business is located; unless otherwise defined, words used herein have the meanings given them in the Uniform Commercial Code as adopted in the state where Secured Party's principal place of business is located.
(e) Any provision herein which may prove limited or unenforceable under any law or judicial ruling shall not affect the validity or enforceability of the remainder of this Agreement.
(f) Debtor hereby authorizes Secured Party to file a copy of this Agreement as a Financing Statement with appropriate county and state government authorities necessary to perfect Secured Party's security interest in the Collateral as set forth herein.

THIS AGREEMENT IS SUBJECT TO, AND DEBTOR AGREES TO BE BOUND BY THE ADDITIONAL PROVISIONS SET FORTH ON THE REVERSE SIDE HEREOF, THE SAME BEING INCORPORATED HEREIN BY REFERENCE.

SECURED PARTY:                        DEBTOR:

THE FIFTH THIRD BANK OF               THE OHIO ART COMPANY
  NORTHWESTERN OHIO, N.A.

By:   Gregory L. Kosch                By:   Paul R. McCusty

Its:  Senior Vice President           Its:  Vice President Finance/
                                              Treasurer

                                                               FORM 10-Q
                                 EXHIBITS

ITEM 5 - EXHIBIT 4

                              REVOLVING NOTE

$13,000,000                                                Toledo, Ohio
                                                          June 27, 1997

     On June 25, 2000, THE OHIO ART COMANY, an Ohio corporation, for value received, hereby promises to pay to the order of THE FIFTH THIRD BANK OF NORTHWESTERN OHIO, N.A., a national banking association (the "Bank"), at its offices, located at 606 Madison Avenue, Toledo, Ohio 43604, in lawful money of the United States of America and in immediately available funds, the principal sum of Thirteen Million dollars ($13,000,000) or such lesser unpaid principal amount as may be advanced by Bank pursuant to the terms of the Credit Agreement of even date herewith by and between Borrower and Bank, as the same may be amended from time to time (the "Agreement").

     The principal balance outstanding hereunder will accrue interest at a rate per annum equal to Bank's Prime Rate. At any time during the term of the Note, so long as no Event of Default exists, Borrower may notify Bank that it wishes to exercise its right to adjust the rate of interest accruing on all amounts of principal outstanding under the Note to one of the rates and one of the periods as set forth below:

     Upon telephonic notice by Borrower to Bank prior to or on the Effective Date, Borrower may elect to have all or part of the Borrowings in a minimum amount of $1,000,000 per election (provided such Borrowings are not then subject to an Interest Rate Option) bear interest at the fixed interest rate per annum equal to one of the rates set forth below for a period of time as set forth below (the "Federal Funds Rate Election"):

     Period                  Interest Rate

     Seven (7) days          Federal Funds Rate plus 175 basis points
     Fourteen (14) days      Federal Funds Rate plus 175 basis points
     Thirty (30) days        Federal Funds Rate plus 200 basis points
     Sixty (60) days         Federal Funds Rate plus 225 basis points
     Ninety (90) days        Federal Funds Rate plus 225 basis points

Such telephonic notice shall inform Bank of the amount of the Borrowings to be subject to the Federal Funds Election, the Federal Funds Interest Period and the Effective Date for the Federal Funds Interest Period.

     If no Federal Funds Election is currently in effect and upon the expiration of any Federal Funds Interest Period, amounts owed hereunder will accrue interest at the Bank's Prime Rate, in effect from time to time.

                                                               FORM 10-Q
                                 EXHIBITS

     Interest will be calculated based on a 360 day year and charged for the actual number of days elapsed, and will be payable in immediately available funds at the principal office of the Bank on the first day of each calendar month unless a Federal Funds Election is then in effect. If a Federal Funds Election is in effect, interest on those amounts shall be payable at the end of the Federal Funds Election, as applicable. Those amounts shall thereupon constitute Obligations hereunder and shall thereafter accrue interest as provided for in this Agreement.
     As used herein, the following terms will have the meanings set forth below:

        (a) "Effective Date" means the date on which a Federal Funds Rate Election will begin.

        (b) "Federal Funds Interest Period" means any period up to 90 days with respect to which Borrower makes a Federal Funds Election. If a Federal Funds Interest Period would otherwise end on a day which is not a business day, such Federal Funds Interest Period shall end on the next succeeding business day.

        (c) "Federal Funds Rate" means with respect to a Borrowing subject to a Federal Funds Election, a rate per annum equal to the rate charged for overnight deposits between members of the Federal Reserve System for periods of 7, 14, 30, 60 and 90 days, as reported by the TELERATE rate reporting system (or any successor), as determined by Bank by noon on the effective Date of the Federal Funds Interest Period.
Each determination of the Federal Funds Rate shall be conclusive in the absence of manifest error.

        (d)  "Interest Rate Election" means a Federal Funds Election.

        (e) "Prime Rate" means the rate of interest per annum announced to be its Prime Rate from time to time by Bank at its principal office in Cincinnati, Ohio, whether or not Bank will at times lend to borrowers at lower rates of interest, or, if there is no such Prime Rate, then its base rate or such other rate as may be substituted by Bank for the Prime Rate.

     The interest rate charged hereunder will change automatically upon each change in the Prime Rate. Accrued and unpaid interest will be due and payable monthly commencing on the twenty-fifth (25th) day of July, 1997 and continuing on the twenty-fifth (25th) day of each calendar month thereafter during the term hereof. On June 25, 2000, all outstanding principal and all accrued and unpaid interest will be due and payable. Interest will be calculated based on a 360-day year and charged for the actual number of days elapsed. After maturity, whether by acceleration or otherwise, this Note will bear interest (computed and adjusted in the same manner, and with the same effect, as interest hereon prior to maturity) payable on demand, at a rate per annum equal to the Default Rate, until paid, and whether before or after the entry of judgment hereon.

                                                               FORM 10-Q
                                 EXHIBITS

     The principal amount of each loan made by Bank under this Note and the amount of each prepayment made by Borrower under this Note will be recorded by Bank on the regularly maintained data processing records of Bank. The aggregate unpaid principal amount of all loan set forth in such records will be presumptive evidence of the principal amount owing and unpaid on this Note. However, failure by Bank to make any such entry will not limit or otherwise affect Borrower's obligations under this Note or the Agreement.

     All payments received by Bank under this Note will be applied first to payment of amounts advanced by Bank on behalf of Borrower or which may be due for insurance, taxes and attorneys' fees or other charges to be paid by Borrower pursuant to the Agreement and the Loan Documents (as defined in the Agreement), then to accrued interest on this Note, then to principal which will be repaid in the inverse order of maturity.

     This Note is the $13,000,000 Revolving Note referred to in the Agreement, and is entitled to the benefits, and is subject to the term of the Agreement. Capitalized terms used but not otherwise defined herein will have the meanings attributed thereto in the Agreement. The principal of this Note is prepayable in the amounts and under the circumstances, and its maturity is subject to acceleration upon the terms, set forth in the Agreement. Except as otherwise expressly provided in the Agreement, if any payment on this Note becomes due and payable on a day other than on which Bank is open for business (a "Business Day"), the maturity thereof will be extended to the next Business Day, and interest will be payable at the rate specified herein during such extension period.

     After the occurrence of an Event of Default, all amounts of principal outstanding as of the date of the occurrence of such Event of Default will bear interest at the default Rate, in Bank's sole discretion, without notice to Borrower. This provision does not constitute a waiver of any Events of Default or an agreement by Bank to permit any late payments whatsoever.

     If any payment of principal is not paid when due (whether by acceleration or otherwise after the expiration of applicable notice grace and cure periods, if any), Borrower agrees to pay to Bank a late payment fee equal to five percent (5%) of the payment amount then due.

     Borrower may prepay any portion of this Note in part at any time without premium or penalty. Any prepayments under this Note in advance of any amortized payments will be applied to reduce the outstanding principal amount of this Note in the inverse chronological order of maturity.

     In no event will the interest rate on this Note exceed the highest rate permissible under any law which a court of competent jurisdiction will, in a final determination, deem applicable hereto. In the event that a court determines that Bank has received interest and other charges under this Note in excess of the highest permissible rate

                                                               FORM 10-Q
                                 EXHIBITS

applicable hereto, such excess will be deemed received on account of, and will automatically be applied to reduce the amounts due to Bank from Borrower under this Note, other than interest, and the provisions hereof will be deemed amended to provide for the highest permissible rate. If there are no such amounts outstanding, Bank will refund to Borrower such excess.

     Borrower and all endorsers, sureties, guarantors, and other persons liable on this Note hereby waive presentment for payment, demand, notice of dishonor, protest, notice of protest and all other demands and notices in connection with the delivery, performance and enforcement of this Note, and consent to one or more renewals or extensions of this Note.

     This Note may not be changed orally, but only by an instrument in writing.

     This Note is being delivered in, is intended to be performed in, will be construed and enforceable in accordance with, and be governed by the internal laws of, the State of Ohio without regard to the principles of conflict of laws. Borrower agrees that the State and Federal courts in Lucas County, Ohio or any other court in which Bank initiates proceedings will have exclusive jurisdiction over all matters arising out of this Note, and that service of process in any such proceeding will be effective if mailed to Borrower at its address described in the Notices section of the Agreement. BORROWER HEREBY WAIVES THE RIGHT TO TRIAL BY JURY OF ANY MATTERS ARISING OUT OF THIS NOTE.

     Borrower authorizes any attorney of record to appear for it in any court of record in the State of Ohio, after this Note becomes due and payable, whether by its terms or upon default, waives the issuance and service of process, and releases all errors and rights of appeal, and confesses a judgment against it in favor of the holder of such obligation, for the principal amount of such obligation plus interest thereon, together with court costs and attorneys' fees. Stay of execution and all exemptions are hereby waived. If an obligation is referred to an attorney for collection, and the payment is obtained without the entry of a judgment,the obligors will pay to the holder of such obligation its attorneys' fees.

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

                                  THE OHIO ART COMPANY

                                  By:   Paul R. McCusty

                                  Its:  Vice President Finance/Treasurer