Form 10-Q
period 1997-09-30
OHIO ART CO
filed 1997-11-12
CIK 73942

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549



                                 FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1997


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

                            Yes __X__    No _____


     At October 31, 1997 there were 897,350 shares outstanding of the Company's Common Stock at $1.00 par value.

                                                              FORM 10-Q


PART I - FINANCIAL INFORMATION


                   THE OHIO ART COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                Nine Months Ended    Three Months Ended
                                   September 30         September 30
                                 ----------------    ------------------
                                  1997     1996        1997     1996
                                 -------  -------     -------  -------
                                  (In thousands, except per share data)
Net Sales                        $24,351  $24,636     $11,369  $12,530
Other Income                         512      453         157      153
                                 -------  -------     -------  -------

                                  24,863   25,089      11,526   12,683

Costs and Expenses:
  Cost of products sold           20,333   19,583       8,292    8,857
  Selling, administrative
             and general           8,911    9,202       3,229    3,753
  Interest                           764      243         367      123
                                 -------  -------     -------  -------

                                  30,008   29,028      11,888   12,733
                                 -------  -------     -------  -------

LOSS BEFORE INCOME TAXES          (5,145)  (3,939)       (362)     (50)

Income Tax Credit                 (1,286)  (1,378)        (90)     (17)
                                 -------  -------     -------  -------

NET LOSS                         $(3,859) $(2,561)    $  (272) $   (33)
                                 =======  =======     =======  =======


Net Loss Per Share               $ (4.25) $ (2.77)    $  (.31) $  (.04)
     (Note 3)

Dividends Per Share (Note 3)     $   .16  $   .21     $   .04  $   .04

Average Shares Outstanding           908      924         902      917
     (Note 3)

See notes to condensed consolidated unaudited financial statements.

                                                              FORM 10-Q


                THE OHIO ART COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                               September 30  December 31
                                                   1997         1996
                                                 -------      -------
                                                (Unaudited)    (Note)
                                                (Thousands of dollars)
ASSETS
  Current Assets
    Cash                                         $   768      $ 1,078
    Accounts receivable less allowance
      (1997 - $504; 1996 - $365)                   9,056        6,222
    Inventories - Note 2
      On first-in, first-out cost method:
        Finished products                          3,540        3,997
        Products in process                          400          393
        Raw materials                              3,694        2,329
      Less: Adjustment to reduce inventories
        to last-in, first-out cost method         (2,474)      (2,429)
                                                 -------      -------
                                                   5,160        4,290

    Recoverable income taxes                       1,928          711
    Prepaid expenses                               1,325        1,043
    Deferred federal income taxes                    692          692
                                                 -------      -------
        Total Current Assets                      18,929       14,036

  Property, Plant and Equipment
    Cost                                          35,372       33,641
    Less allowances for depreciation              23,477      (22,176)
                                                 -------      -------
                                                  11,895       11,465

  Other Assets                                     1,793        1,762

  Goodwill                                           805          820
                                                 -------      -------

                                                 $33,422      $28,083
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

                                                              FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                               September 30  December 31
                                                   1997         1996
                                                 -------      -------
                                                (Unaudited)    (Note)
                                                (Thousands of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                             $ 3,676      $ 3,169
    Other current liabilities                      1,866        1,751
                                                 -------      -------
      Total Current Liabilities                    5,542        4,920

  Deferred Federal Income Taxes                      733          733

  Long-Term Obligations                           17,465        8,375

  Stockholders' Equity (Note 3)
    Common Stock, par value $1.00 per share:
      Authorized:  1,935,552 shares
      Outstanding:  1997-899,079; 1996-922,277
        shares (excluding treasury shares of
        60,681 and 37,483 respectively)              899          922
    Additional paid-in capital                       209          225
    Retained earnings                              8,574       12,908
                                                 -------      -------
                                                   9,682       14,055
                                                 -------      -------

                                                 $33,422      $28,083
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

                                                              FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                    Nine Months Ended
                                                      September 30
                                                   ------------------
                                                     1997       1996
                                                   -------    -------
                                                 (Thousands of dollars)
Operating Activities
  Net loss                                         $(3,859)   $(2,561)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Provision for depreciation and amortization    1,301        978
      Changes in accounts receivable, inventories,
        prepaid expenses, other assets, accounts
        payable, and other liabilities              (4,597)    (5,298)
                                                   -------    -------

          NET CASH USED IN OPERATING ACTIVITIES     (7,155)    (6,881)

Investing Activities
  Purchase of plant and equipment, less
    net book value of disposals                     (1,731)    (4,179)
                                                   -------    -------

          NET CASH USED IN INVESTING ACTIVITIES     (1,731)    (4,179)

Financing Activities
  Borrowings                                         9,690      9,600
  Repayments                                          (600)       -0-
  Purchase of treasury shares                         (370)      (692)
  Cash dividends                                      (144)      (197)
                                                   -------    -------

          NET CASH PROVIDED BY
              FINANCING ACTIVITIES                   8,576      8,711
                                                   -------    -------

Cash
  Decrease during period                              (310)    (2,349)
  At beginning of period                             1,078      2,800
                                                   -------    -------

          CASH AT END OF PERIOD                    $   768    $   451
                                                   =======    =======

See notes to condensed consolidated unaudited financial statements.

                                                              FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)
                         September 30, 1997

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

                                                              FORM 10-Q

                 MANAGEMENT'S DISCUSSION AND ANALYSIS


OPERATIONS
----------
Net sales for the nine months ended September 30, 1997 decreased approximately 1% to $24,351,000 from $24,636,000 for the comparable
1996 period and decreased approximately 9% to $11,369,000 for the third quarter of 1997 from $12,530,000 for the comparable 1996 period. The slight decrease for the nine month period is comprised of a decrease of approximately $1,900,000 in the toy segment and an increase of approximately $1,590,000 in the diversified products segment. The majority of the decrease in the toy segment was in our "Making
Creativity Fun"(R) category of product which is made up of Etch A Sketch(R) and related products. The increase in the diversified products segment, specifically the metal lithography department, resulted from the new metal lithography equipment which became operational early in 1997.
The decrease for the three month period is comprised of a decrease of approximately $2,100,000 in the toy segment and an increase of approximately $940,000 in the diversified products segment for the same reasons as cited above for the nine month period.

The Company's business is seasonal, with approximately 60-70% of its sales being made in the last six months of the calendar year in recent years. Subject to industry practice and comments as detailed in the Registrant's annual Form 10-K for the year ended December 31, 1996, order backlog as of October 31st is approximately $6,577,000 versus $6,882,000 at the same date in 1996 or approximately 4% lower than the prior year. Based on the lower level of sales through the first nine months, as well as the decrease in the order backlog, it is anticipated that net sales for the calendar year 1997 will be lower than 1996 sales by approximately 1% to 5%, although it is difficult to predict the final outcome for 1997.

Other income for the nine months ended September 30, 1997 increased to $512,000 from $453,000 for the comparable 1996 period and increased to $157,000 for the third quarter of 1997 from $153,000 for the comparable 1996 period. The increase in other income is primarily due to an increase in royalty income from the distribution of the Company's products outside of the United States.

Gross profit margin (percentage) for the nine months ended September
30, 1997 (16.5%) decreased significantly from the comparable 1996 period (20.5%). Gross profit margin (percentage) for the third quarter of 1997 decreased to 27.1% from 29.3% for the similar period of 1996.
The decrease for both periods is primarily due to lower domestic toy sales production at the Bryan, Ohio facility which resulted in increased manufacturing overhead variances. In addition, the nine month period of 1997 was adversely affected by the voluntary recall of the Splash Off(TM) Water Rocket which occurred in the second quarter of 1997 and was explained in more detail in the second quarter Form 10-Q.

                                                              FORM 10-Q

                 MANAGEMENT'S DISCUSSION AND ANALYSIS


Selling, administrative, and general expenses for the nine months ended September 30, 1997 decreased to $8,911,000 from $9,202,000 for the comparable 1996 period and decreased to $3,229,000 for the third quarter of 1997 from $3,753,000 for the comparable 1996 period. The decrease for the nine month period is primarily a decrease in royalty expense which is due to lower sales of products subject to royalty. The decrease for the three month period is primarily a decrease in royalty expense as well as a decrease in advertising expense. Advertising expense, which is budgeted based upon the current level of sales, had been accelerated in the second quarter of 1997 due to the voluntary recall of the Splash Off(TM) Water Rocket.

Income tax credit for both the nine month period and three month period ending September 30, 1996 was calculated at 35% of the loss before income taxes. For the nine month period and three month period ending September 30, 1997, the income tax credit was recorded at 25% based upon the estimated 1997 effective tax rate.


FINANCIAL CONDITION
-------------------
The seasonal nature of the business generally requires a substantial buildup of working capital during the second and third calendar quarters to carry inventory and accounts receivable. Extended payment terms are in general use in the toy industry. Historically, this was given in order to encourage earlier shipment of merchandise for selling during the Christmas season. Customers in the toy industry now accept shipments when inventory is needed, not early, but the extended payment terms have remained. In addition, it is now necessary for the Company to carry inventory in order to meet estimates of fourth quarter customer demand. Borrowings to finance this working capital requirement are normally repaid during the fourth quarter as these receivables are collected.

Consistent with this seasonal nature of the business, working capital was increased during the third quarter of 1997. This buildup was primarily funded through bank borrowings. The use of bank borrowings, classified as long-term obligations, has resulted in an increase in the current ratio from 2.9 to 1 at December 31, 1996 to 3.4 to 1 at September 30, 1997.

Certain of the matters discussed in Management's Discussion and Analysis contain certain forward-looking statements concerning the Company's operations, economic performance, and financial condition. These statements are based on the Company's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated.

                                                              FORM 10-Q



PART II - OTHER INFORMATION


Item 5. The Board of Directors has decided to change the Company's fiscal year from December 31st to January 31st beginning in 1998 in order to more closely match its business cycle.


Item 6. Exhibits and reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.


The information called for in Items 1, 2, 3, and 4 are not applicable.

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





                                                 THE OHIO ART COMPANY
                                                ----------------------
                                                     (Registrant)





Date:     November 12, 1997                 /s/ William C. Killgallon
                                            --------------------------
                                                William C. Killgallon
                                                Chairman of the Board





Date:     November 12, 1997                   /s/ M. L. Killgallon II
                                              ------------------------
                                                  M. L. Killgallon II
                                                      President





Date:     November 12, 1997                     /s/ Paul R. McCusty
                                                ----------------------
                                                    Paul R. McCusty
                                                Vice President Finance