Form 10-K405
period 1997-12-31
OHIO ART CO
filed 1998-03-27
CIK 73942

SECURITIES AND EXCHANGE COMMISSION
			   Washington, DC 20549

				 FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 1997.

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


		      Page 1 of 2 of Cover Page

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 20, 1998 was approximately $5,190,000 (based upon the closing price on The American Stock Exchange). The number of shares outstanding of the issuer's Common Stock as of March 20, 1998 was 891,784. It is estimated that 29% of such stock is held by non-affiliates. (Excludes shares beneficially owned by officers and directors and their immediate families).


DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the annual shareholders' report for the year ended
  December 31, 1997 are filed as Exhibit (13) filed hereto and are incorporated by reference into Parts I, II, and IV.


  Portions of the Ohio Art Company Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.






	This document, including exhibits, contains 45 pages.

		The cover page consists of two pages.

	       The Exhibit Index is located on page 15.





















		      Page 2 of 2 of Cover Page

				PART I


Item 1.  Business

     Registrant is principally engaged in two lines of business: (a) the manufacture and distribution of toys and (b) the manufacture and sale of custom metal lithography and molded plastic products to other manufacturers and consumer goods companies. (See Note 5 of Notes to Consolidated Financial Statements included in the Annual Shareholders' Report for the year ended December 31, 1997, and included in Exhibit
(13) filed hereunder.)

     Registrant manufactures and markets approximately 50 toy items including the nationally advertised Etch A Sketch(reg) Travel Etch A Sketch(reg), Pocket Etch A Sketch(reg), and Zooper Sounds Etch A Sketch(reg) drawing devices, Spray FX(TM) Power Air Brush, craft items, drums, and a line of sports activity toys, primarily basketball sets.

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

					     Year Ended December 31
CLASS                                        1997     1996     1995
-----                                        ----     ----     ----
Writing and Drawing Toys ...................  51%      49%      52%
Activity Toys ..............................   7%      12%      21%
Traditional Toys ...........................   3%       4%       4%
Diversified Products .......................  39%      35%      23%

     The toy industry is highly competitive, and among Registrant's competitors are a number of substantially larger firms having greater financial resources and doing a substantially greater volume of business. Published statistics for the year 1997 indicate the Registrant accounted for less than one percent (1%) of the total toy sales in the United States. Competition in Registrant's business is believed to be based on novelty of product, customer appeal, merchandising of character licenses, ability to deliver products on a timely basis, price, and reputation for quality.

     The Diversified Products segment sales are primarily products manufactured to customers' specifications. Registrant believes that the principal competitive factors in this business are price and demonstrated ability to deliver quality products on a timely basis.

     Registrant's toy business is seasonal and historically approximately 65% to 75% of its sales have been made in the last six months of the calendar year. Second half shipments in 1997 and 1996 amounted to 64% and 67% of annual sales respectively. Second half sales have shown particular strength in recent years due to the introduction of new products supported with television advertising concentrated in the primary selling season prior to Christmas. Although customers historically have ordered toy merchandise during the spring and summer months for fall shipments in anticipation of Christmas sales, the Company's customers in recent years tend to order later in the year in an effort to control inventories, particularly in years with uncertain economic conditions. The Diversified Products segment does not have any established seasonal pattern.

     Registrant's order backlog at the end of any fiscal year is not a meaningful predictor of financial results of the preceding or succeeding year. Historically, new toy products have been introduced to the trade at the annual industry trade fair in February in New York and at foreign trade fairs which generally occur within a thirty day period prior to the U.S. trade fair. In recent years there has been a trend to earlier introduction of new items to major customers. Major customers normally place tentative orders during the first and second calendar quarters which indicate the items they will be buying for the coming season and an indication of quantity. These orders are usually "booking" orders which have no designated shipment date. Customers confirm specific shipment dates during the year to meet their requirements. Industry practice is that these orders are cancellable until shipped at no cost to the customer. As the Registrant's product mix was changed to a higher percentage of promotional type products in recent years, the dollar amount of orders in the order backlog which have been cancelled in the third and fourth calendar quarters has been unpredictable. It is therefore difficult to state the level of order backlog believed to be firm during the first calendar quarter.

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

		   1998 - approximately  $12,800,000
		   1997 - approximately  $ 5,200,000

     The seasonal nature of the business generally requires a substantial build-up of working capital during the second and third calendar quarters to carry inventory and accounts receivable. Extended payment terms are in general use in the toy industry to encourage earlier shipment of merchandise required for selling during the spring and Christmas seasons.

     Registrant's basic raw materials are sheet metal, inks and coatings, plastic resins, fiber board, and corrugated containers and are generally readily available from a number of sources. Although
Registrant has at times not been able to procure sufficient quantities of certain raw materials to meet its needs, adequate supplies have been available in recent years.

     Registrant imports a variety of plastic and miscellaneous parts as well as finished products from China and Thailand as well as steel from Japan for its lithography business. In 1997, these imports accounted for approximately 19% of the total cost of goods sold. Tariffs, internal affairs of foreign countries, and other restraints on international trade have not materially affected Registrant to date but no assurance can be given that these conditions will continue. Registrant has utilized forward exchange contracts to cover requirements for major purchase commitments based on foreign currencies. However, the use of foreign exchange contracts has not been necessary in the past five years.

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

     The Registrant has an established program for licensing others for manufacture and/or distribution of its products outside the United States. The relationship with a key European distributor became strained and then terminated at the end of 1994. The Company had developed new relationships in Europe for 1995, and significant increases were realized in international sales and royalty income in 1995. However, it decreased again in 1996 and 1997 because of excess inventories carried over from the prior year at our overseas partners' facilities as well as at their customers' facilities, and poor product acceptance at the retail level.

     Because of the seasonal nature of the Registrant's business, the number of full-time employees at December 31 is not as indicative of activity as the average number of employees during the year. The average number of employees has been: 1997 - 303; 1996 - 315;
1995 - 304.

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

     Because of increased demand from its lithography customers, the Company expanded its Lithography department during 1996 by purchasing a new lithography system. The cost of the equipment, as well as modifications to the existing plant amounted to approximately $6.6 million, with over $6.0 million capitalized in 1996. The system was placed in service in 1997.

     Registrant maintains its own design and development staff and, in addition, utilizes contractual arrangements with outside development groups. Approximately $1,100,000 in 1997, $610,000 in 1996, and
$650,000 in 1995, was spent on such activities. The increase in expense for 1997 was because of a decision to use outside development groups to introduce product concepts, engineer and build working prototypes, and refine the final product. In 1997, approximately $400,000 was spent with two outside development groups.

     Customers of the toy segment include a number of large retailers.
A number of major toy retailers have, in recent years, experienced financial difficulties resulting in either bankruptcy, restructuring, or slow payment. The loss of any of these customers could have a material adverse effect on this segment of Registrant's business. Registrant's consolidated revenues for 1997 included approximately $5,000,000 ($3,800,000 and $8,900,000 in 1996 and 1995, respectively) of sales to
Wal-Mart and sales to Toys R Us of $4,200,000 in 1997. Consolidated revenues for 1995 included approximately $5,300,000 of sales to Kmart. These customers are major toy retailers.

     Registrant's Diversified Products segment sales are concentrated in a limited number of accounts. Sales to the five largest customers account for approximately 64% of the total sales of this segment. The loss of any of these customers could have a material adverse effect on the Diversified Products segment of Registrant's business.


Item 2.  Properties

     Registrant owns plants located at Bryan, Ohio, which consist of approximately 50,000 square feet of office, 725,000 square feet of production, and 235,000 square feet of warehouse space. Registrant also owns a plant at Stryker, Ohio, which consists of approximately 134,000 square feet. The majority of Registrant's facilities are of masonry construction and are adequate for its present operation. Production, other than metal lithography, which is normally scheduled on a two-shift, ten hour, four day week with overtime for Friday, Saturday, and Sunday, is primarily on a one-shift basis at the Bryan, Ohio facilities. The Bryan facilities run second shift operations on selected toy items during seasonal demand peaks. The Stryker, Ohio plant is normally scheduled on the basis of three-shift operations. Because of the seasonal nature of its business and the fact that a portion of its manufacturing facilities operate on a one-shift or limited two-shift basis, the Registrant's facilities have operated below maximum productive capacity in recent years, including 1997.


Item 3.  Legal Proceedings

     Neither the Registrant nor any of its subsidiaries is involved in pending legal procedures which, in the aggregate, could materially affect the Registrant's financial position.


Item 4.  Submission of Matters to a Vote of Security Holders

     None.

				 PART II


Item 5.  Market for the Registrant's Common Equity and Related
	 Stockholder Matters

     Market, Earnings, and Dividend Information on page 23 of Exhibit
(13) filed hereunder are incorporated herein by reference.


Item 6.  Selected Financial Data

     Selected Financial Data on page 16 of Exhibit (13) filed hereunder is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 17 through 23 of Exhibit (13) filed hereunder are incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements of the Registrant and its subsidiaries on pages 24 through 43 of Exhibit (13) filed hereunder are incorporated herein by reference.

     Quarterly Results of Operations on page 23 of Exhibit (13) filed hereunder are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

				PART III


Item 10. Directors and Executive Officers of the Registrant

(a)  Identification of Directors

     Information in regard to identification of Directors of the Registrant is presented under the heading "Information With Respect to Directors and Nominees" in the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission and is incorporated herein by reference.

(b)   Executive Officers of the Registrant

							      First Year
							      Elected To
					Present Position       Present
Name                           Age      With Registrant        Position
----                           ---      ----------------      ----------
William C. Killgallon           59      Chairman                  1989

Martin L. Killgallon II         50      President                 1989

T. R. Bryan                     48      Vice President            1996
					International Operations

P. R. Manley                    47      Vice President            1992
					Manufacturing

P. R. McCusty                   48      Vice President            1993
					Finance/Treasurer

G. E. Thomas                    38      Vice President            1996
					Sales

L. T. Wilson                    61      Vice President            1995
					Diversified Products

W. E. Shaffer                   75      Secretary                 1995

W. C. Killgallon                85      Chairman, Board           1989
					Executive Committee


     T. R. Bryan was elected as Vice President of International Operations in September 1996. He had previously served as Director of International Operations since his date of employment with the Company in July 1995. He had retired as a U.S. Naval Captain immediately before joining the Company. G. E. Thomas was elected as Vice President of Sales in September 1996. He had previously served as National Sales Manager since his date of employment with the Company in January 1995. He had previously been employed by Wilson Sporting Goods as Business Director/Vice President of the Basketball, Volleyball, and Soccer division from 1993 to 1995 and as Senior Marketing Manager from 1992 to 1993. Mr. Wayne E. Shaffer was elected to serve as Secretary in September 1995 replacing L. F. Koerber who retired in June 1995. W. E. Shaffer has been Of Counsel with the law firm of Newcomer, Shaffer, Bird, & Spangler for more than the last five years. L. T. Wilson was elected as Vice President of Diversified Products in June 1995. He had served as Vice President of Product Development for at least the past five years. P. R. McCusty was elected Vice President, Finance/Treasurer in June 1993. He had previously served as Treasurer since June 1992 and Controller since 1984. P. R. Manley was elected Vice President, Manufacturing in June 1992. He had previously served as General Manager of Manufacturing Operations since 1990. William C. Killgallon and Martin L. Killgallon, II are the sons of W. C. Killgallon. Officers are elected annually to serve until the first meeting of directors following the annual meeting of shareholders in each year.


Item 11. Executive Compensation and Transactions

     Information regarding Executive Compensation and Transactions is stated under the heading "Compensation of Executive Officers" of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     Securities beneficially owned by principal shareholders and management are stated under the heading "Securities Beneficially Owned by Principal Shareholders and Management" of the Registrant's Proxy Statement for the 1998 Meeting of Shareholders as filed with the Securities and Exchange Commission and such information is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

     Not applicable.

				 PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on
	 Form 8-K

(a)  The following documents are filed as a part of this report.

     (1) The following consolidated financial statements of The Ohio Art Company and subsidiaries, included on pages 24 - 43 of Exhibit (13) filed hereunder are incorporated by reference in
	  Item 8.

	  Report of Independent Auditors

	  Consolidated Balance Sheets - December 31, 1997 and 1996

	  Consolidated Statements of Operations - Years ended
	  December 31, 1997, 1996, and 1995

	  Consolidated Statements of Stockholders' Equity - Years ended December 31, 1997, 1996, and 1995

	  Consolidated Statements of Cash Flow - Years ended
	  December 31, 1997, 1996, and 1995

	  Notes to Consolidated Financial Statements - December 31, 1997


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


     (3)  See Item 14(c) below.


(b)  Reports on Form 8-K

     None

(c)  The following exhibits are filed as part of this Form 10-K Annual
     Report:

      3 (i)  Articles of Incorporation as amended, filed as Exhibit
	     3 (a) to Registrant's Form 10-K for the year ended December 31, 1986, and incorporated herein by reference.

      3 (b) Code of Regulations filed as Exhibit 3 (b) to Registrant's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

      3(ii) By-Laws filed as Exhibit 3 to Registrant's Form 8-K dated September 21, 1990, and incorporated herein by reference.

     10 (a) Employee Stock Ownership Plan, filed as Exhibit 10 (c) to Registrant's Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

     10 (b) The Ohio Art Company Supplemental Retirement Plan, as amended and restated effective January 1, 1992 filed as
	     Exhibit 10 (d) to Registrant's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

     10 (c)  Revolving Credit Agreement dated January 24, 1994 filed as
	     Exhibit 10 (c) to Registrant's Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

     10 (d)  Amendment to the Revolving Credit Agreement dated June 27,
	     1997.

     10 (e)  Term Note dated June 27, 1997.

     10 (f)  Security Agreement dated June 27, 1997.

     10 (g)  Revolving note dated June 27, 1997.

     13      Portions of the 1997 Annual Report of The Ohio Art Company.

     21      Subsidiaries of the Registrant.

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

					    THE OHIO ART COMPANY


Date:   March 20, 1998            By  /s/ William C. Killgallon
				      -------------------------------
				      William C. Killgallon, Chairman


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Signature                      Title                   Date
-------------------------      ---------------------      --------------
/s/ William C. Killgallon      Chairman of the Board      March 20, 1998
William C. Killgallon          Principal Executive
			       Officer and Director

/s/ Martin L. Killgallon, II   President and Director     March 20, 1998
Martin L. Killgallon, II

/s/ Paul R. McCusty            Vice President Finance/    March 20, 1998
Paul R. McCusty                Treasurer and Principal
			       Financial Officer

/s/ W. C. Killgallon           Chairman, Board Executive  March 20, 1998
W. C. Killgallon               Committee and Director

/s/ Joseph A. Bockerstette     Director                   March 20, 1998
Joseph A. Bockerstette

/s/ Neil H. Borden, Jr.        Director                   March 20, 1998
Neil H. Borden, Jr.

/s/ Frank L. Gallucci          Director                   March 20, 1998
Frank L. Gallucci

/s/ Wayne E. Shaffer           Secretary and Director     March 20, 1998
Wayne E. Shaffer

					  The Ohio Art Company and Subsidiaries
				     Schedule II - Valuation and Qualifying Accounts
								  Additions
							 --------------------------------
					      Balance at     Charged          Charged          Deductions-     Balance
					      Beginning      to Costs         to Other          Describe       at End
	 Description                          of Period    and Expenses   Accounts-Describe       (1)         of Period
---------------------------------             ---------    ------------   -----------------    -----------    ---------
Year ended December 31, 1997:
  Reserves and allowances deducted from
   asset accounts:
    Allowances for uncollectible accounts      $365,000      $108,808                           $ 58,808      $415,000
					       ========================================================================

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
					       ========================================================================


(1)  Uncollectible accounts charged off and collection costs, less recoveries.


		  THE OHIO ART COMPANY AND SUBSIDIARIES
			      EXHIBIT INDEX

Exhibit #                                                         Page
---------                                                       --------
  3 (i)   Articles of Incorporation as amended, filed as           --
	  Exhibit 3 (a) to Registrant's Form 10-K for the year ended December 31, 1986, and incorporated herein by reference.

  3 (b)   Code of Regulations filed as Exhibit 3 (b) to            --
	  Registrant's Form 10-K for the year ended December
	  31, 1990, and incorporated herein by reference.

  3(ii)   By-Laws filed as Exhibit 3 to Registrant's Form          --
	  8-K dated September 21, 1990, and incorporated herein by reference.

 10 (a)   Employee Stock Ownership Plan, filed as Exhibit          --
	  10 (c) to Registrant's Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

 10 (b)   The Ohio Art Company Supplemental Retirement Plan,       --
	  as amended and restated effective January 1, 1992 filed as Exhibit 10 (d) to Registrant's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

 10 (c)   Revolving Credit Agreement dated January 24, 1994        --
	  filed as Exhibit 10 (c) to Registrant's Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

 10 (d)   Amendment to the Revolving Credit Agreement dated        --
	  June 27, 1997.

 10 (e)   Term Note dated June 27, 1997.

 10 (f)   Security Agreement dated June 27, 1997.

 10 (g)   Revolving note dated June 27, 1997.

 13       Portions of the 1997 Annual Report to Shareholders      16-43
	  (to the extent incorporated by reference hereunder).

 21       Subsidiaries of the Registrant.                          44

 23       Consent of Independent Auditors.                         45

 27       Financial Data Schedule.                                 46

							      EXHIBIT 13

	   PORTIONS OF THE 1997 ANNUAL REPORT TO SHAREHOLDERS



	     FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
       YEARS ENDED DECEMBER 31, 1997, 1996, 1995, 1994, AND 1993
	     Amounts in thousands, except per share data
			     1997     1996     1995     1994      1993
			   -------  -------  -------  -------  ---------
Consolidated Net Sales
 and Other Income ......   $37,081  $37,527  $49,230  $41,073    $42,784
Net Income (Loss) ......    (5,144)  (1,701)   1,961      824        416
Income (Loss) per Share
 of Common Stock(a) ....     (5.68)   (1.86)    2.04      .83        .41
Dividends Declared per
 Share of Common Stock(b)      .20      .25      .24      .15        .45
Book Value per Share of
 Common Stock(c) .......      9.71    15.24    17.51    15.97      14.82
Average Shares of
 Common Stock ..........   904,903  915,630  963,048  994,154  1,015,992
Stockholders of Record
 (d) ...................                594      600      660        670


Working Capital ........   $ 8,740  $ 8,318  $10,375  $ 9,311    $ 8,348
Property, Plant and
 Equipment (net) .......    12,241   11,465    5,464    5,544      6,195
Total Assets ...........    31,731   28,083   25,572   25,174     22,396
Long-Term Obligations ..    15,073    8,362      667      455        589
Stockholders' Equity ...     8,668   14,055   16,832   15,886     14,899
Average Number of
 Employees .............       303      315      304      302        311


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

(d) Includes Employee Stock Ownership Plan participants who were 100% vested at December 31.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

OPERATIONS
     The following table sets forth for the periods indicated selected expense and earnings items, the percentage relationship to net sales, and the percentage increase or decrease of such items as compared to the corresponding period:
				   YEAR  ENDED  DECEMBER 31
------------------------------------------------------------------------
			    (Dollars in thousands)  % Increase(Decrease)
			   1997      1996      1995    1997      1996
			  ------    ------    ------ --------- ---------
Net Sales .............. $36,291   $36,420   $47,354     (.4)%   (23.1)%
Gross Margin ...........   7,513     8,855    16,598   (15.2)%   (46.7)%
Percent of Net Sales ...   20.7%     24.3%     35.1%
Selling,Administrative
  and General .......... $12,260   $12,356   $15,151     (.8)%   (18.4)%
Percent of Net Sales ...   33.8%     33.9%     32.0%

Income(Loss) from
  Operations ........... $(4,756)  $(2,394)   $3,323   (98.7)%  (172.0)%
Percent of Net Sales ...  (13.3)%    (6.6)%     7.0%

Interest Expense .......  $1,124      $237      $201    374.3%     17.9%
Percent of Net Sales ...    3.1%       .7%       .4%

Income Tax Expense
  (Credit) .............   $(736)    $(930)   $1,161     20.9%  (180.1)%
Percent of Net Sales ...   (2.0)%    (2.6)%     2.5%

Net Income (Loss) ...... $(5,144)  $(1,701)   $1,961  (202.4)%  (186.7)%
Percent of Net Sales ...  (14.2)%    (4.7)%     4.1%


     Sales were flat in 1997 as compared to 1996 as the increase in sales for the Diversified Products division of approximately $1,400,000 was offset by the loss of sales of approximately $1,500,000 for the toy division.

     The loss of sales for the toy division was primarily a decrease in the sale of basketball games which decreased approximately $1,200,000 from 1996 to 1997, as major retailers did not list our basketball games. Also contributing to the decrease in sales was the voluntary recall of the Splash Off Water Rocket, a product which was introduced in early 1997. Potential sales of this product in 1997 were eliminated due to the recall. It had been selling well at retail prior to the voluntary recall.

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

     Toy segment export sales, foreign royalty income, and direct shipments from foreign manufacturers to foreign customers included in consolidated revenues amounted to approximately $3,360,000, $4,222,000, and $6,696,000, in 1997, 1996, and 1995 respectively.

     The loss of revenues for the international toy business in 1997 from 1996 was the inability to develop key business relationships with overseas partners because our products were not well received on the international market.

     The decrease in 1996 shipments from 1995 was the result of excess inventories carried over from the prior year at our overseas partners' facilities as well as at their customers, and poor product acceptance at the retail level.

     The 1997 increase in sales for the Diversified Products segment of approximately $1,400,000 consists of an increase of approximately $1,600,000 for our Diversified business located at our Bryan, Ohio facility, and a decrease of approximately $200,000 at Strydel, Inc., our injection molding facility. Recognizing an opportunity to increase sales and profits in our Lithography area, the Company expanded the lithography capacity by installing a new lithography line in 1996. This resulted in the 1997 increased sales in our Diversified business located in Bryan, Ohio.

     The increase in 1996 sales for the Diversified Products segment of approximately 15% was made up of an increase of approximately 7% for our Diversified business located at our Bryan, Ohio facility (primarily lithography, metal stamping, and premium business) and an increase of approximately 67% at Strydel, Inc., our injection molding facility which increased its sales to automotive companies in 1996 to approximately $2,400,000 from approximately $1,400,000 in 1995.

     The Company's gross profit margin percentage in 1997 (20.7%) decreased from the previous year (24.3%). Unabsorbed overhead expense, primarily at the Bryan, Ohio facility, increased approximately $2,400,000 from the 1996 level and reduced the gross profit margin by approximately 6.7%. If unabsorbed overhead expense had not increased, the gross profit margin percentage would have increased to 27.4%, or 3.1% higher than the previous year.

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

     Selling, administrative, and general expenses were at the same level in 1997 as compared to 1996, both in dollars and as a percent of net sales. Advertising expense increased approximately $400,000, but was offset by a decrease in royalty expense of approximately $400,000. Approximately $600,000 was invested in an advertising program for Splash Off Water Rocket in 1997 which did not generate the level of sales anticipated because of the voluntary recall of this product in the second quarter of 1997. Royalty expense decreased as the sales of products subject to royalty decreased.

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

     Interest expense increased significantly in 1997 ($1,124,000) from 1996 ($237,000) primarily due to the purchase of a new lithography system in 1996 for approximately $6,000,000 which was financed through borrowings. In addition, the losses generated in 1996 and 1997 increased the level of debt outstanding throughout 1997.

     Interest expense increased marginally in 1996 ($237,000) from 1995 ($201,000). The higher levels of borrowing were somewhat offset by the lower borrowing rate.

     The 1997 loss from operations resulted from reduced gross margins as previously explained, the voluntary recall of the Splash Off Water Rocket, increased interest expense, and a one time non-recurring charge of approximately $800,000 to write off the remaining value of goodwill.

     The 1996 loss from operations resulted from lower sales volume and reduced gross margins related to factors previously explained.

     Note 3 of Notes to Consolidated Financial Statements presents the components of the income taxes (credits) for 1997, 1996, and 1995, and the reconciliation of taxes at the statutory rate to the Company's income tax expense.

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

     The Company's current ratio at December 31, 1997 decreased to 2.2 to 1 from 2.6 to 1 at December 31, 1996. The decrease is attributable to the current portion of long-term debt, based upon 1998 maturities ($1,000,000) and anticipated paydowns of the revolver. At December 31, 1996, this debt had been carried under the revolver agreement and classified as long-term. In addition, accrued advertising at December 31, 1997 was approximately $1,000,000 higher than at December 31, 1996 as a payment for television advertising was not made until February 1998 in comparison to pre-year-end payments made in the prior year. Somewhat offsetting these two negative impacts to the current ratio was an increase of approximately $2,000,000 in accounts receivable. Shipments in December 1997 were approximately $1,800,000 higher than December 1996 and obviously were not collected by December 31, 1997.

     The Company's current ratio at December 31, 1996 increased to 2.7 to 1 from 2.4 to 1 at December 31, 1995. The primary reason for the increase was the change in income taxes from a current liability in 1995 due to the profitable year to a current asset in 1996 because of the loss year. In addition, accounts receivable and inventories, as well as accounts payable decreased because of the lower level of sales in 1996. Accrued employee compensation also decreased significantly because of the Company's incentive compensation program.

     In 1996, the Company began expanding its Lithography capacity by purchasing a new lithography system. The cost of the equipment, as well as modifications to the existing plant amounted to approximately $6.6 million, with over $6.0 million capitalized in 1996, but not placed in service until 1997. In typical years, investing activities consist primarily in the purchase of tooling, equipment, and major repairs to existing facilities. Major expenditures for 1996, in addition to the lithography project mentioned above, were for the purchase of tooling for new product in the 1996 and 1997 product lines and other improvements to the Company's Lithography department. Funding for these expenditures in 1996 was primarily through borrowings.

     On June 27, 1997, the Company amended its existing three-year $10,000,000 Revolving Credit Agreement to extend the three-year term until June, 2000 and increase the line to $13,000,000. The Company also entered into a $6,000,000 five-year term loan secured by certain lithography equipment. Maximum borrowings during 1997, including the term loan, amounted to $17,600,000 with an outstanding balance at December 31, 1997 of $10,000,000 on the Revolving Credit Agreement, approximately $5,700,000 on the term loan, and $363,000 in borrowings by the Company's ESOP.

     The increase in carryover of cash was not as great as the increase in current liabilities at December 31, 1997 and therefore did have a negative impact on liquidity during the first quarter of 1998. Based on current financial projections, the bank financing provided under the June 27, 1997 agreements may need to be increased. Alternative methods of increasing working capital are available.

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

IMPACT OF INFLATION AND CHANGING PRICES
     The Company's current labor contracts and management compensation policies have lessened the impact that wage inflation has on operations because compensation above base wages has been based on overall Company performance. Although the Company continued to be impacted by increased costs of materials and services during 1997, the magnitude of these increases, other than costs of employee health care, over the past several years has not been significant in most areas of the business.

     In recent years a higher percentage of component parts used in the Company's products have been purchased from sources outside of the United States. Changes in product mix in 1997, 1996, and 1995 resulted in only a small portion of these purchases being committed in foreign currencies and therefore only minor exposure to exchange risk.

     Some of the primary raw materials used in the manufacture of the Company's products are petrochemical derivative plastics. Costs of these raw materials are closely tied to the price of oil. Costs increased approximately 10% in 1996 over 1995 levels and increased again in early 1997, but decreased by the end of 1997, ending at a lower price than the end of 1996. It is anticipated that there will be a minor (less than 10%) increase in plastic prices in 1998. During a period of rapidly rising costs the Company is not able to fully recover these cost increases through price increases due to competitive conditions and trade practices.

IMPACT OF YEAR 2000
     Based on a recent assessment, the Company has determined that it will be necessary to upgrade its current versions of software used on its mainframe computer system with respect to dates in the Year 2000 and thereafter. Since only minor modifications were made internally to the packaged software, implementation of the newer version should be relatively straightforward. However, if the upgrade of software and minor modifications are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

     The Company expects all modifications to be completed and tested by December 31, 1998. The financial impact of making the required change will be comprised of internal costs, excluding the costs required to upgrade and replace systems and equipment in the normal course of business, and is not expected to be material to the Company's results of operation.

OTHER INFORMATION
     This document and supporting schedules may contain "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995, and as such, only reflects the Company's best assessment at this time. Investors are cautioned the forward-looking statements involve risks and uncertainties, that actual results may differ materially from such statements, and that investors should not place undue reliance on such statements.

QUARTERLY RESULTS OF OPERATIONS
     The following is a summary of the quarterly results of operations for the years ended December 31, 1997, and 1996 (in thousands of dollars, except per share amounts):
							    Net Income
				       Cost of      Net     (Loss) Per
			       Net    Products    Income     Share of
1997                          Sales     Sold      (Loss)   Common Stock
----                         -------   -------   --------  ------------
March 31 ................... $ 6,111   $ 5,380   $(1,223)     $(1.34)
June 30 ....................   6,871     6,661    (2,364)      (2.60)
September 30 ...............  11,369     8,292      (272)       (.31)
December 31 ................  11,940     8,445    (1,285)      (1.43)
			     -------   -------    -------     -------
		     TOTALS  $36,291   $28,778   $(5,144)     $(5.68)
			     =======   =======   ========     =======

1996
----
March 31 ................... $ 5,321   $ 4,933   $(1,434)     $(1.55)
June 30 ....................   6,785     5,793    (1,094)      (1.18)
September 30 ...............  12,530     8,857       (33)       (.04)
December 31 ................  11,784     7,982       860         .91
			     -------   -------    -------     -------
		     TOTALS  $36,420   $27,565   $(1,701)     $(1.86)
			     =======   =======    =======     =======

COMMON STOCK - MARKET, EARNINGS, AND DIVIDEND INFORMATION
     The principal market for the Common Stock of The Ohio Art Company is the American Stock Exchange under Ticker Symbol OAR. The approximate number of record holders of the Company's Common Stock at December 31, 1997 was 621. The high and low sales prices of the stock on that Exchange, as reported by the Exchange, and earnings (loss) and dividends per share paid on the stock in 1997 and 1996 by quarter, were as follows:

			1997                           1996
	 ------------------------------   ------------------------------
	  Sales Prices Earnings Dividend  Sales Prices Earnings Dividend
	  High    Low   (Loss)  Declared  High    Low   (Loss)  Declared
	  ------ ----- -------- --------  ------ ----- -------- --------
Jan-Mar  $19.75  $15.50 $(1.34)   $.08   $28.50  $22    $(1.55)   $.13
Apr-Jun   20      15.88  (2.60)    .04    26.25   16     (1.18)    .04
Jul-Sep   17.25   14.75   (.31)    .04    19      15.50   (.04)    .04
Oct-Dec   15.25   14.63  (1.43)    .04    17.75   14.50    .91     .04

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

		     Report of Independent Auditors


Board of Directors and Stockholders
The Ohio Art Company

We have audited the accompanying consolidated balance sheets of The Ohio Art Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Ohio Art Company and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.





						       ERNST & YOUNG LLP


Toledo, Ohio
February 6, 1998

		  The Ohio Art Company and Subsidiaries
		       Consolidated Balance Sheets
						      December 31
						  1997          1996
					      -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                   $ 1,846,404   $ 1,077,835
  Accounts receivable, less allowances of
    $415,000 in 1997 and $365,000 in 1996       8,295,072     6,221,932
  Income taxes recoverable                      1,066,346       711,348
  Inventories:
    Finished products                           3,581,942     3,996,972
    In process                                    312,434       393,464
    Materials and purchased parts               2,356,891     2,328,956
					      -----------   -----------
    Inventories at FIFO                         6,251,267     6,719,392
    Less adjustment to reduce inventories to
      last-in, first-out (LIFO) method          2,447,285     2,429,182
					      -----------   -----------
    Inventories at LIFO                         3,803,982     4,290,210
  Prepaid expenses                                651,336       257,485
  Deferred federal income taxes                   533,000       692,000
					      -----------   -----------
Total current assets                           16,196,140    13,250,810

Other assets:
  Cash value of life insurance, less
    policy loans of $437,094 in 1997
    and $425,280 in 1996                          649,649       589,208
  Marketable equity security                    1,590,563       931,750
  Deposits and advances                           181,242       240,450
  Goodwill                                             --       820,323
  Pension                                         871,731       785,223
					      -----------   -----------
						3,293,185     3,366,954

Property, plant and equipment:
  Land                                            164,626       164,626
  Land improvements                               135,261       121,930
  Leasehold improvements                          132,920       132,920
  Buildings and building equipment              7,103,551     5,942,491
  Machinery and equipment                      28,441,894    27,279,286
					      -----------   -----------
					       35,978,252    33,641,253
  Allowances for depreciation and
    amortization                               23,736,776    22,176,164
					      -----------   -----------
					       12,241,476    11,465,089
					      -----------   -----------
					      $31,730,801   $28,082,853
					      ===========   ===========

See accompanying notes

		  The Ohio Art Company and Subsidiaries
		  Consolidated Balance Sheets (continued)
						      December 31
						  1997          1996
					      -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $ 3,436,958   $ 3,168,953
  Employees' compensation and amounts
    withheld therefrom                            660,115       503,675
  Taxes, other than federal income taxes          426,026       334,046
  Other liabilities                             1,338,633       389,399
  Dividend payable                                 35,691        36,904
  Current portion of long-term debt             1,559,000       500,000
					      -----------   -----------
Total current liabilities                       7,456,423     4,932,977

Long-term obligations, less current portion    15,073,338     8,361,540

Deferred federal income taxes                     533,000       732,851

Stockholders' equity:
  Common Stock, par value $1.00 per share:
  Authorized - 1,935,552 shares
  Outstanding - 892,271 shares in 1997 and
    922,277 shares in 1996 (excluding 67,489
    and 37,483 treasury shares, respectively)     892,271       922,277
  Additional paid-in capital                      204,671       225,308
  Retained earnings                             7,145,602    12,888,810
  Unrealized investment gains, net of
    income taxes of $428,500 in 1997 and
    $216,500 in 1996                              830,828       420,232
  Reduction for:
    Minimum pension liability                     (42,332)      (38,142)
    ESOP loan guarantee                          (363,000)     (363,000)
					      -----------   -----------
Total stockholders' equity                      8,668,040    14,055,485
					      -----------   -----------
					      $31,730,801   $28,082,853
					      ===========   ===========

See accompanying notes.

		 The Ohio Art Company and Subsidiaries
		 Consolidated Statements of Operations


					  Year ended December 31
				      1997         1996         1995
				  -----------  -----------  -----------
Net sales                         $36,290,922  $36,419,719  $47,354,141
Royalty income                        521,126      705,966    1,617,032
Other income                          268,478      401,507      258,948
				  -----------  -----------  -----------
				   37,080,526   37,527,192   49,230,121

Costs and expenses:
  Cost of products sold            28,777,624   27,565,050   30,756,599
  Selling, general and
    administrative                 12,259,562   12,355,881   15,150,917
  Interest                          1,124,149      237,193      201,024
  Charge for impairment of
    goodwill                          799,320           --           --
				  -----------  -----------  -----------
				   42,960,655   40,158,124   46,108,540
				  -----------  -----------  -----------
Income(loss) before income taxes   (5,880,129)  (2,630,932)   3,121,581


Income taxes (credit)                (736,000)    (929,847)   1,160,900
				  -----------  -----------  -----------
Net income (loss)                 $(5,144,129) $(1,701,085) $ 1,960,681
				  ===========  ===========  ===========


Net income (loss) per share           $(5.68)      $(1.86)        $2.04
				  ===========  ===========  ===========


Average number of shares
  outstanding                         904,903      915,630      963,048
				  ===========  ===========  ===========

See accompanying notes.


					  The Ohio Art Company and Subsidiaries
				     Consolidated Statements of Stockholders' Equity
							Additional                            Reduction for  Reduction for
					      Common     Paid-In     Retained   Unrealized   Minimum Pension   ESOP Loan
					      Stock      Capital     Earnings     Gains         Liability      Guaranty
					     --------   --------   -----------  ----------   --------------  -------------
Balances at January 1, 1995                  $497,470   $759,632   $14,389,158    $376,775     $ (40,211)     $ (96,749)
  Net income                                                         1,960,681
  Cash dividends declared($.24 per share)                             (236,534)
  Change in ESOP loan guarantee                                                                                (266,251)
  Purchase of 16,837 treasury shares        (16,837)    (26,637)      (539,577)
  Pension liability adjustment                                                                    12,634
  Change in unrealized gain on marketable
    equity security                                                                 58,389
					   --------    --------    -----------  ----------   --------------  -------------
Balances at December 31, 1995               480,633     732,995     15,573,728     435,164       (27,577)      (363,000)
  Net loss                                                          (1,701,085)
  Cash dividends declared ($.25 per share)                            (234,281)
  Stock split                               470,751    (470,751)
  Purchase of 29,107 treasury shares        (29,107)    (36,936)      (749,552)
  Pension liability adjustment                                                                   (10,565)
  Change in unrealized gain on marketable
    equity security                                                                (14,932)
					   --------    --------    -----------  ----------   --------------  -------------
Balances at December 31, 1996               922,277     225,308     12,888,810     420,232       (38,142)      (363,000)
  Net loss                                                          (5,144,129)
  Cash dividends declared ($.20 per share)                            (180,673)
  Purchase of 30,006 treasury shares        (30,006)    (20,637)      (418,406)
  Pension liability adjustment                                                                    (4,190)
  Change in unrealized gain on marketable
    equity security                                                                410,596
					   --------    -------    ------------  ----------   --------------  -------------
Balances at December 31, 1997              $892,271    $204,671    $ 7,145,602    $830,828      $(42,332)     $(363,000)
					   ========    ========    ===========  ==========   ==============  =============

See accompanying notes.

				      The Ohio Art Company and Subsidiaries
				      Consolidated Statements of Cash Flows
									       Year ended December 31
									   1997          1996          1995
									-----------   -----------   -----------
OPERATING ACTIVITIES
Net income (loss)                                                      $(5,144,129)  $(1,701,085)   $1,960,681
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Provision for depreciation and amortization                          1,643,777     1,584,729     1,588,818
    Provision for losses on accounts receivable                            108,808        29,659        34,048
    Gain on sale of property, plant and equipment                          (14,709)      (55,782)      (13,762)
    Gain on sale of marketable equity security                                  --      (120,384)           --
    Charge for impairment of goodwill                                      799,320            --            --
    Deferred federal income taxes                                         (272,000)     (204,900)      127,800
    Increase (decrease) in scholarship obligation                           43,132         3,638        (1,579)
    Changes in operating assets and liabilities:
      Accounts receivable                                               (2,181,948)      871,673       387,798
      Inventories                                                          486,228     1,792,323    (2,503,471)
      Accounts payable                                                     268,005      (417,508)   (1,242,334)
      Prepaid and accrued expenses and other assets and liabilities        241,633    (2,880,682)      410,002
									-----------   -----------   -----------
Net cash provided by (used in) operating activities                     (4,021,883)   (1,098,319)      748,001
INVESTING ACTIVITIES
Purchases of plant and equipment                                        (2,434,663)   (7,584,653)   (1,506,274)
Proceeds from sale of property, plant, and equipment                        50,211        75,250        32,550
Changes in net cash value of life insurance                                (60,441)      (45,509)      (53,716)
Proceeds on sale of marketable equity security                                  --       172,800            --
									-----------   -----------   -----------
Net cash used in investing activities                                   (2,444,893)   (7,382,112)   (1,527,440)
FINANCING ACTIVITIES
Borrowings                                                              27,500,000    38,100,000     7,400,000
Repayments                                                             (19,613,720)  (30,300,000)   (7,400,000)
Cash dividends paid                                                       (181,886)     (226,215)     (237,544)
Purchase of treasury shares                                               (469,049)     (815,595)     (583,051)
									-----------   -----------   -----------
Net cash provided by (used in) financing activities                      7,235,345     6,758,190      (820,595)

				      The Ohio Art Company and Subsidiaries
				      Consolidated Statements of Cash Flows
									     Year ended December 31
									   1997          1996          1995
									-----------   -----------   -----------
Cash and cash equivalents:
  Increase (decrease) during year                                          768,569    (1,722,241)   (1,600,034)
  At beginning of year                                                   1,077,835     2,800,076     4,400,110
									-----------   -----------   -----------
Cash and cash equivalents at end of year                                $1,846,404    $1,077,835    $2,800,076
									===========   ===========   ===========




Supplemental disclosure of noncash transaction:
  During 1995, the Company was eligible to receive the death benefits of four life insurance policies with net cash values totalling $51,534, which have been included in accounts receivable at December
  31, 1995.



See accompanying notes.

		  The Ohio Art Company and Subsidiaries
		Notes to Consolidated Financial Statements
			   December 31, 1997


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

Goodwill

Goodwill represents the excess of cost over equity in net assets of businesses acquired. In 1997, as a result of operating losses, cash flow reductions and review of specific products, the Company determined that it had an impairment in value of goodwill under the criteria of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". Accordingly, the Company recorded an impairment charge of $799,320 ($.88 per share) to write off goodwill in the fourth quarter of 1997 related to a previous business acquisition. The Company is no longer manufacturing products related to this acquisition.

Revenue Recognition

Revenue is recognized when products are shipped to customers. Royalty income is recognized as earned.

		  The Ohio Art Company and Subsidiaries
	  Notes to Consolidated Financial Statements (continued)

1. ACCOUNTING POLICIES (continued)

Product Development Costs

Costs related to the development of new products and changes to existing products are charged to operations as incurred.

Advertising and Sales Promotion

Advertising and sales promotion expenditures are charged to operations in the year incurred. Advertising expense was approximately $3,283,000, $2,838,000, and $4,189,000 in 1997, 1996 and 1995, respectively.

Net Income (Loss) Per Share

Net income (loss) per share is computed based upon the average number of shares outstanding during the year after giving effect to released shares held by the Company's Employee Stock Ownership Plan. The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", in 1997. The Company adopted this accounting standard on December 31, 1997.
There was no effect on earnings per share as a result of adoption for any periods presented, as the Company has no potentially dilutive securities.

Marketable Equity Security

The marketable equity security is categorized as available for sale and as a result is stated at fair value. Unrealized gains and losses, net of deferred income taxes, are included as a component of stockholders' equity until realized.

Accounting Pronouncements

The FASB issued Statement of Financial Accounting Standards Nos. 130, "Reporting Comprehensive Income", and 131, "Disclosures about Segments of an Enterprise and Related Information", in 1997. The Company will adopt the provisions of Statement Nos. 130 and 131 in 1998. Statement 130 requires that comprehensive income, which includes net income and other comprehensive income consisting of minimum pension liability adjustments and unrealized gains and losses on certain security investments, be reported as a total in the financial statements. Statement No. 131 requires that operating segment financial information be reported on a basis consistent with the Company's internal reporting that is used for evaluating segment performance and allocating resources. Adoption of Statement Nos. 130 and 131 will have no effect on the Company's consolidated results of operations, financial position or cash flows. The Company is evaluating the effects of Statement No. 131 on the disclosure of industry segment information.

		  The Ohio Art Company and Subsidiaries
	  Notes to Consolidated Financial Statements (continued)

2. LONG-TERM OBLIGATIONS
						   December 31
						1997        1996
					    -----------  -----------
   Revolving credit agreements              $10,000,000   $7,800,000
   Term loan                                  5,686,208           --
   Long-term obligation--scholarships           158,066      207,448
   Long-term obligation--pension                425,064      491,092
   Note payable by ESOP, guaranteed by
     the Company                                363,000      363,000
					    -----------  -----------
					     16,632,338    8,861,540
   Less current portion                       1,559,000      500,000
					    -----------  -----------
					    $15,073,338  $ 8,361,540
					    ===========  ===========

The Company has a credit agreement that provides for borrowings up to $13,000,000 on a revolving credit basis to June 2000 at the Bank's prime rate or a fixed rate based on the federal funds rate plus 175 to 225 basis points. A quarterly facility fee is payable equal to .125% of the unused portion of the facility. The Company's intention is to pay down revolving credit borrowings in the amount of $900,000 during 1998.

The term loan is payable to a bank in monthly installments of $96,535 including interest at 9.0% through June 2002. The loan is collateralized by certain lithography equipment.

The credit agreement contains certain financial covenants that require, among other things, maintenance of minimum amounts and ratios of working capital, minimum amounts of tangible net worth, maximum ratio of indebtedness to tangible net worth and limits purchases of property, plant and equipment. Certain financial covenants have not been met, and the bank has waived such noncompliance.

The Company has recorded the present value of the long-term obligations related to ETCH A SKETCHr scholarship contests conducted in 1985 and 1990. Future payments to the contest winners are payable by the Company through 2012.

Maturities of the term loan for the five years subsequent to December 31, 1997 are as follows: 1998 - $659,000; 1999 - $721,000;
2000 - $788,000; 2001 - $862,000 and 2002 - $2,656,000.

Interest paid during the years December 31, 1997, 1996 and 1995 was $1,037,668, $455,594 and $190,714, respectively. The Company capitalized $216,989 of construction period interest into plant and equipment in 1996.

		  The Ohio Art Company and Subsidiaries
	  Notes to Consolidated Financial Statements (continued)

3. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:
						       December 31
						      1997     1996
						     ------   ------
  Deferred tax assets:                                (In Thousands)
    Net operating loss carryforward (expires 2012)   $1,046   $   --
    Inventories                                         184      242
    Nondeductible accruals                              174      159
    Charitable contribution carryover                   145       84
    Allowance for uncollectible accounts receivable     141      124
    Supplemental benefit accrual                        131      139
    Deferred royalties                                  101        1
    Other                                                89      169
						     ------   ------
						      2,011      918

  Deferred tax liabilities:
    Depreciation                                     $  670   $  489
    Unrealized gains on marketable equity security      428      217
    Pension accrual                                     280      253
						     ------   ------
						      1,378      959
						     ------   ------
							633      (41)
  Valuation allowance                                  (633)      --
						     ------   ------
  Net deferred tax liabilities                       $   --   $  (41)
						     ======   ======


The above are reflected in the consolidated balance sheets as follows:

						       December 31
						      1997     1996
						     ------   ------
  Current deferred tax asset                         $  533   $  692
  Noncurrent deferred tax liability                    (533)    (733)
						     ------   ------
						     $   --   $  (41)
						     ======   ======

		  The Ohio Art Company and Subsidiaries
	  Notes to Consolidated Financial Statements (continued)

3. INCOME TAXES (continued)

Significant components of the provision (credit) for income taxes attributable to operations are as follows:

					     Year ended December 31
					     1997     1996     1995
					    ------   ------   ------
  Federal:                                       (In Thousands)
    Current                                 $ (464)  $ (725)  $  898
    Deferred                                  (272)    (205)     128
					    ------   ------   ------
					      (736)    (930)   1,026
  State and local                               --       --      135
					    ------   ------   ------
					    $ (736)  $ (930)  $1,161
					    ======   ======   ======

The reasons for the difference between total income tax expense (credit) and the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes follows:

					      Year ended December 31
					      1997     1996     1995
					     ------   ------   ------
						  (In Thousands)
  Income taxes (credit) at statutory rate   $(1,999)  $ (895)  $1,061
  Charge for goodwill impairment                272       --       --
  Valuation allowance                           633       --       --
  Effect of tax rate difference on net
    operating loss carryback                    200       --       --
  State and local income taxes                   --       --       89
  Other items (credit)                          158      (35)      11
					     ------   ------   ------
  Total income tax expense                    $(736)  $ (930)  $1,161

Total income tax payments (refunds) during 1997, 1996 and 1995 were $(128,178), $887,500, and $729,349, respectively.

4. PENSION PLANS

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

					The Ohio Art Company and Subsidiaries
				Notes to Consolidated Financial Statements (continued)


4. PENSION PLANS (continued)

The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets at December 31:
								    1997                            1996
							 --------------------------      --------------------------
							 Plans Whose    Plans Whose      Plans Whose    Plans Whose
							   Assets       Accumulated        Assets       Accumulated
							   Exceed        Benefits          Exceed        Benefits
							 Accumulated      Exceed         Accumulated      Exceed
							  Benefits        Assets          Benefits        Assets
							 -----------    -----------      -----------    -----------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation:
    Vested benefits                                      $ 8,903,617    $ 1,354,297      $ 8,489,193    $ 1,304,352
    Nonvested benefits                                        89,809          1,219           79,917            805
							 -----------    -----------      -----------    -----------
							   8,993,426      1,355,516        8,569,110      1,305,157
  Effect of future salary increases                        1,177,205        365,568        1,309,818        155,344
							 -----------    -----------      -----------    -----------
  Projected benefit obligation for service rendered
    to date                                               10,170,631      1,721,084        9,878,928      1,460,501
Plan assets (principally invested in immediate
  participation guaranteed fixed income insurance
  contracts and common stocks) at fair value              11,011,557        922,720       10,265,209        814,065
							 -----------    -----------      -----------     ----------
Plan assets in excess of (less than) projected
  benefit obligation                                         840,926       (798,364)         386,281       (646,436)
Unrecognized net (asset) liability at the
  transition date                                            (77,275)       229,723         (137,368)       259,618
Prior service cost not yet recognized in net
  periodic pension cost                                       66,877          7,868           80,990          9,289
Unrecognized net (gain) loss                                  41,203        235,555          455,320        (39,561)
Adjustment required to recognize minimum liability                --        (99,846)              --        (74,002)
							 -----------    -----------      -----------    -----------
Net pension asset (liability)                            $   871,731    $  (425,064)     $   785,223    $  (491,092)
							 ===========    ===========      ===========    ===========

					The Ohio Art Company and Subsidiaries
				Notes to Consolidated Financial Statements (continued)


4. PENSION PLANS (continued)
								   1997                            1996
							 --------------------------      --------------------------
							 Plans Whose    Plans Whose      Plans Whose    Plans Whose
							   Assets       Accumulated        Assets       Accumulated
							   Exceed        Benefits          Exceed        Benefits
							 Accumulated      Exceed         Accumulated      Exceed
							  Benefits        Assets          Benefits        Assets
							 -----------    -----------      -----------    -----------
Pension assets (liabilities) included in:
  Other assets                                           $   871,731    $        --      $   785,223    $        --
  Long-term obligations                                           --       (425,064)              --       (491,092)
							 -----------    -----------      -----------    -----------
Net pension asset (liability)                            $   871,731    $  (425,064)     $   785,223    $  (491,092)
							 ===========    ===========      ===========    ===========

		  The Ohio Art Company and Subsidiaries
	  Notes to Consolidated Financial Statements (continued)

4. PENSION PLANS (continued)

Amounts relating to the minimum pension liability have been recorded as follows at December 31:
						      1997       1996
						    --------   --------
Minimum pension liability                           $(99,846)  $(74,002)
Intangible pension asset                            $ 35,706   $ 16,211
Equity reduction, net of deferred federal income
  taxes of $21,808 in 1997 and $19,649 in 1996      $ 42,332   $ 38,142


Net periodic pension cost includes the following components:

					  Year ended December 31
				      1997         1996         1995
				   ----------   ----------   ----------
Service cost--benefits earned
  during the period                $  316,479   $  261,233   $  309,378
Interest cost on projected
  benefit obligation                  831,153      767,158      742,749
Return on plan assets              (1,254,585)    (648,627)  (1,474,904)
Net amortization and deferral         311,313     (277,809)     617,028
				   ----------   ----------   ----------
Net periodic pension cost          $  204,360   $  101,955   $  194,251
				   ==========   ==========   ==========

Actuarial assumptions:
  Discount rate                          7.5%         7.5%         7.5%
  Long-term rate of return               8.5%         8.5%         8.5%
  Rate of increase of future
    compensation                         5.5%         5.5%         5.5%


The Company has an Employee Stock Ownership Plan (ESOP) for eligible employees which is accounted for in accordance with Statement of Position (SOP) 93-6 of the Accounting Standards Division of the American Institute of Certified Public Accountants. The ESOP acquired 16,500 shares during 1995. The fair market value of the 21,738 unallocated shares is $323,353 and $374,981 at December 31, 1997 and 1996, respectively. No unallocated shares are committed to be released within one year. The ESOP has outstanding borrowings which the Company has guaranteed. Accordingly, the Company has recorded the loans as long-term obligations and as reductions of stockholders' equity.

		  The Ohio Art Company and Subsidiaries
	  Notes to Consolidated Financial Statements (continued)


4. PENSION PLANS (continued)

Compensation expense in 1995, measured using the fair market value when the shares are committed to be released, amounted to $1,098. Dividends paid on unallocated shares in the trust are recorded as compensation rather than as dividends. ESOP funding, as determined by the Board of Directors, amounted to $1,098 in 1995 (none in 1997 and 1996).


5. INDUSTRY SEGMENTS

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

					The Ohio Art Company and Subsidiaries
				Notes to Consolidated Financial Statements (continued)


5. INDUSTRY SEGMENTS (continued)

Financial information relating to industry segments is as follows:
									      Depreciation
										  and
						 Operating     Identifiable   Amortization      Capital
Business Segment                  Net Sales    Earnings(Loss)     Assets        Expense       Expenditures
----------------------------     -----------   -------------   ------------   ------------    ------------
1997
----
Toy Segment                      $22,260,553    $(5,780,550)    $12,813,882    $1,065,564      $  813,090
Diversified Products Segment      14,030,369      1,296,112      11,472,504       578,213       1,621,573
				 -----------    -----------     -----------    ----------      ----------
				 $36,290,922     (4,484,438)     24,286,386    $1,643,777      $2,434,663
				 ===========                                   ==========      ==========
General corporate amounts                          (271,542)      7,444,415
Interest expense                                 (1,124,149)
						-----------     -----------
Totals                                          $(5,880,129)    $31,730,801
						===========     ===========

1996
----
Toy Segment                      $23,767,569    $(2,996,522)    $11,393,449    $1,151,578      $  792,404
Diversified Products Segment      12,652,150      1,324,557      10,322,133       433,151       6,792,249
				 -----------    -----------     -----------    ----------      ----------
				 $36,419,719     (1,671,965)     21,715,582    $1,584,729      $7,584,653
				 ===========                                   ==========      ==========
General corporate amounts                          (721,774)      6,367,271
Interest expense                                   (237,193)
						-----------     -----------
Totals                                          $(2,630,932)    $28,082,853
						===========     ===========

				      The Ohio Art Company and Subsidiaries
			      Notes to Consolidated Financial Statements (continued)


5. INDUSTRY SEGMENTS (continued)
									      Depreciation
										  and
						 Operating     Identifiable   Amortization      Capital
Business Segment                  Net Sales    Earnings(Loss)     Assets        Expense       Expenditures
----------------------------     -----------   -------------   ------------   ------------    ------------
1995
----
Toy Segment                      $36,356,222    $ 2,219,434     $14,064,941    $1,163,628      $  952,512
Diversified Products Segment      10,997,919      1,661.052       4,604,486       425,190         553,762
				 -----------    -----------     -----------    ----------      ----------
				 $47,354,141      3,881,386      18,669,427    $1,588,818      $1,506,274
				 ===========                                   ==========      ==========
General corporate amounts                          (558,781)      6,902,636
Interest expense                                   (201,024)
						-----------     -----------
Totals                                          $ 3,121,581     $25,572,063
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

Toy segment export sales from the United States, foreign royalty income, and direct shipments from foreign manufacturers to foreign customers included in consolidated revenues amounted to approximately $3,360,000, $4,222,000, and $6,696,000 in 1997, 1996, and 1995, respectively, of which approximately $1,565,000, $2,412,000, and $2,595,000 were to customers in the European community. Identifiable assets located outside the United States are less than 10% of consolidated assets at December 31, 1997 and 1996.

Substantially all of the Company's accounts receivable are from toy retailers, wholesalers, and other toy manufacturers. The Company has credit insurance to cover a portion of its losses on accounts receivable. The Company had net credit losses (recoveries) of $65,000, $50,000, and $84,000 during 1997, 1996 and 1995, respectively. Net toy segment sales includes approximately $9,203,000, $7,000,000, and $14,200,000 in 1997, 1996 and 1995, respectively, to two major retailers.


6. OPERATING LEASES

The Company leases office space and equipment pursuant to operating leases. Total rent expense is less than 1% of total revenues. The lease term for the office space extends through April, 2006 with monthly lease payments of $10,670. In addition, rent for the office lease is subject to escalation based upon the Consumer Price Index. Future commitments under the leases as of December 31, 1997 are as shown below:

		  The Ohio Art Company and Subsidiaries
	  Notes to Consolidated Financial Statements (continued)


6. OPERATING LEASES (continued)

				 Office     Equipment       Total
			       ----------   ----------   ----------
     1998                      $  136,861   $   67,802   $  204,663
     1999                         140,998       39,753      180,751
     2000                         145,260        9,734      154,994
     2001                         149,650                   149,650
     2002                         154,173                   154,173
     Thereafter                   548,833                   548,833
			       ----------   ----------   ----------
			       $1,275,775   $  117,289   $1,393,064
			       ==========   ==========   ==========

							      Exhibit 21



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

							      Exhibit 23


		    Consent of Independent Auditors




We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Ohio Art Company for the year ended December 31, 1997, of our report dated February 6, 1998, included in Exhibit 13 to Form 10-K.

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


Toledo, Ohio
February 6, 1998