Form 10-Q
period 1998-04-30
OHIO ART CO
filed 1998-06-10
CIK 73942

UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			  Washington, DC  20549



				FORM 10-Q



	     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended April 30, 1998


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

			    Yes __X__    No _____


     At May 31, 1998 there were 891,784 shares outstanding of the Company's Common Stock at $1.00 par value.

							       FORM 10-Q


PART I - FINANCIAL INFORMATION


		   THE OHIO ART COMPANY AND SUBSIDIARIES
	      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
				(UNAUDITED)

						  Three  Months  Ended
						  --------------------
						   April 30   March 31
						     1998       1997
						   -------    -------
						 (In thousands, except
						    per share data)
Net Sales                                          $ 6,286    $ 6,111
Other Income                                           279        177
						   -------    -------
						     6,565      6,288

Costs and Expenses:
  Cost of products sold                              4,690      5,380
  Selling, administrative and general                2,462      2,631
  Interest                                             321        158
						   -------    -------
						     7,473      8,169
						   -------    -------
LOSS BEFORE INCOME TAXES                              (908)    (1,881)

Income Tax Credit                                       -        (658)
						   -------    -------
NET LOSS                                           $  (908)   $(1,223)
						   =======    =======

Net Loss Per Share (Note 3)                        $ (1.04)   $ (1.34)

Dividends Per Share (Note 3)                       $   .04    $   .08

Average Shares Outstanding (Note 3)                    870        914


See notes to condensed consolidated unaudited financial statements.

							       FORM 10-Q

		THE OHIO ART COMPANY AND SUBSIDIARIES
		CONDENSED CONSOLIDATED BALANCE SHEETS

						  April 30   December 31
						    1998        1997
						  --------    --------
						 (Unaudited)   (Note)
						 (Thousands of dollars)
ASSETS
  Current Assets
    Cash (Overdraft)                              $  (146)    $ 1,846
    Accounts receivable less allowance
      (1998 - $489; 1997 - $415)                    5,056       8,295
    Inventories - Note 2
      On first-in, first-out cost method:
	Finished products                           4,632       3,582
	Products in process                            99         312
	Raw materials                               3,582       2,357
      Less: Adjustment to reduce inventories
	to last-in, first-out cost method          (2,465)     (2,447)
						  -------     -------
						    5,848       3,804

    Recoverable income taxes                        1,071       1,066
    Prepaid expenses                                1,146       1,524
    Deferred federal income taxes                   1,470         533
						  -------     -------
	Total Current Assets                       14,445      17,068

  Property, Plant and Equipment
    Cost                                           36,510      35,978
    Less allowances for depreciation              (24,393)    (23,737)
						  -------     -------
						   12,117      12,241

  Other Assets                                      2,531       2,422

						  -------     -------
						  $29,093     $31,731
						  =======     =======

See notes to condensed consolidated unaudited financial statements.

NOTE: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

							       FORM 10-Q

		THE OHIO ART COMPANY AND SUBSIDIARIES
		CONDENSED CONSOLIDATED BALANCE SHEETS

						  April 30   December 31
						    1998        1997
						  --------    --------
						 (Unaudited)   (Note)
						 (Thousands of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                              $ 1,514     $ 3,437
    Other current liabilities                       2,300       2,460
						  -------     -------
      Total Current Liabilities                     3,814       5,897

  Deferred Federal Income Taxes                     1,470         533

  Long-Term Obligations                            17,079      16,633

  Stockholders' Equity (Note 3)
    Common Stock, par value $1.00 per share:
      Authorized:  1,935,552 shares
      Outstanding:  1998 - 891,784; 1997 - 892,271
	shares (excluding treasury shares of
	67,976 and 67,489 respectively)               892         892
    Additional paid-in capital                        204         205
    Retained earnings                               5,634       7,571
						  -------     -------
						    6,730       8,668
						  -------     -------
						  $29,093     $31,731
						  =======     =======


See notes to condensed consolidated unaudited financial statements

NOTE: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

							       FORM 10-Q

		THE OHIO ART COMPANY AND SUBSIDIARIES
	   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
			     (UNAUDITED)

						  Three  Months  Ended
						  --------------------
						   April 30   March 31
						     1998       1997
						   --------   --------
						 (Thousands of dollars)
Operating Activities
  Net loss                                         $  (908)   $(1,223)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Provision for depreciation and amortization      499        434
      Changes in accounts receivable, inventories,
	prepaid expenses, other assets, accounts
	payable, and other liabilities              (3,329)    (1,120)
						   --------   --------
	  NET CASH USED IN OPERATING ACTIVITIES     (3,738)    (1,909)

Investing Activities
  Purchase of plant and equipment, less
    net book value of disposals                       (391)      (852)
						   --------   --------
	  NET CASH USED IN INVESTING ACTIVITIES       (391)      (852)

Financing Activities
  Borrowings                                         1,375      2,400
  Payments of debt                                    (169)      (600)
  Purchase of common stock for treasury                 (1)      (187)
  Cash dividends                                         0        (36)
						   --------   --------
	  NET CASH PROVIDED BY
	    FINANCING ACTIVITIES                     1,205      1,577
						   --------   --------
Cash
  Decrease during period                            (2,924)    (1,184)
  At beginning of period                             2,778      1,078
						   --------   --------
	  (OVERDRAFT) AT END OF PERIOD             $  (146)   $  (106)
						   ========   ========

See notes to condensed consolidated unaudited financial statements.

							       FORM 10-Q

		THE OHIO ART COMPANY AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			    (UNAUDITED)
			   April 30, 1998


Note 1 - Basis of Presentation

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.

For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

							       FORM 10-Q

		THE OHIO ART COMPANY AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			    (UNAUDITED)
			   April 30, 1998


Note 4 - Change in Fiscal Year

The Board of Directors approved a fiscal year-end change from December 31st to January 31st beginning February 1, 1998 through January 31, 1999. The following is condensed information regarding the consolidated results of operations for the transition period of January 1, 1998 to January 31, 1998 (in thousands, except per share data):

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS:

Net sales and other income                       $ 1,442
Costs and expenses:
   Cost of products sold                           1,590
   Selling, administrative and general               825
   Interest                                          111
						 --------
						   2,526
						 --------

Net loss                                         $(1,084)
						 ========

Net loss per share                               $ (1.25)


CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW:

Net cash provided from operating activities      $ 1,843
Net cash used in investing activities               (141)
Net cash used in financing activities               (770)
						 --------

Net increase in cash                                 932
Cash at beginning of period                        1,846
						 --------

Cash at end of period                            $ 2,778
						 ========

							       FORM 10-Q

		 MANAGEMENT'S DISCUSSION AND ANALYSIS


OPERATIONS
----------
Net sales for the three months ended April 30, 1998 increased slightly to $6,286,000 from $6,111,000 for the three months ended March 31, 1997. Toy segment sales decreased approximately $800,000 while the diversified products segment increased approximately $1,000,000. The decrease in toy segment sales was primarily in our Making Creativity Funr catagory which includes our Etch A Sketchr line of products, classic, travel, pocket, and hot pocket. The increase in the diversified products segment was primarily in our metal lithography area. The Company had expanded its lithography capacity by installing a new lithography line in 1996, but experienced start-up production problems in the first quarter of 1997.

The Company's business is seasonal, with approximately 60-70% of its sales being made in the last six months of the calendar year in recent years. Because of the seasonality of the Company's business, the dollar order backlog at the end of May is not necessarily indicative of expectations of sales for the full year. Subject to industry practice and comments as detailed in the Registrant's annual Form 10-K for the year ended December 31, 1997, order backlog as of May 31st is approximately $26,200,000 versus $12,100,000 at the same date in 1997, or approximately 117% ahead of the prior year.

Gross profit margin (percentage) for the three months ended April 30, 1998 (25.4%) increased from the three months ended March 31, 1997 (12.0%) and was primarily due to higher lithography production and toy production at the Bryan, Ohio facility which resulted in a decrease in manufacturing overhead variances.

Selling, administrative, and general expenses for the three months ended April 30, 1998 decreased to $2,462,000 from $2,631,000 for the three months ended March 31, 1997. The primary reason is a decrease in advertising expense. Advertising expense is budgeted based on the level of toy sales, which have decreased for the three months ended April 30, 1998 compared to the three months ended March 31, 1997.

Interest expense increased to $321,000 for the three month period ending April 30, 1998 from $158,000 for the three month period ending March 31, 1997 because of the higher level of debt carried over from the end of 1997.

No benefit was recorded for income taxes for the three month period ended April 30, 1998 because of the inability to carryback any loss generated for 1998. Income taxes are recorded based upon estimates of the full fiscal year effective tax rate.

							       FORM 10-Q

		 MANAGEMENT'S DISCUSSION AND ANALYSIS


FINANCIAL CONDITION
-------------------
The Company's current ratio increased from 2.9 to 1 at December 31, 1997 to 3.8 to 1 at April 30, 1998. This change was the result of using cash on hand, cash from the collection of accounts receivable, and the non-current line of credit to finance the buildup of inventories and to finance the loss for the four months of calendar year 1998, and a reduction of accounts payable, which was primarily the payment of advertising which had been accrued at December 31, 1997.

On May 20, 1998, the Company renewed and increased its three-year
$13,000,000 Revolving Credit Agreement to $18,000,000 and extended the maturity date until May 30, 2001.

Certain of the matters discussed in Management's Discussion and Analysis contain certain forward-looking statements concerning the Company's operations, economic performance, and financial condition. These statements are based on the Company's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated.


PART II - OTHER INFORMATION

Item 4.   (a)   The annual meeting of stockholders of The Ohio Art
		Company was held on May 5, 1998.

	  (c) Set forth below is the tabulation of the votes on each nominee for election as a director:

							 WITHHOLD
					  FOR            AUTHORITY
				       ---------         ---------

Neil H. Borden, Jr.                     862,979               866
William C. Killgallon                   862,979               866
Wayne E. Shaffer                        862,459             1,386

Item 5. The following exhibits are filed as part of this Form 10-Q quarterly report:

	    (1)  Second Amendment to Credit Agreement dated May 20, 1998
	    (2)  Revolving Note dated May 20, 1998

Item 6. Exhibits and reports on Form 8-K - The Company did not file any reports on Form 8-K during the four months ended April 30, 1998.

The information called for in Items 1, 2, and 3 are not applicable.

							       FORM 10-Q


			       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						  THE OHIO ART COMPANY
						  --------------------
						      (Registrant)




Date:     June 10, 1998                      /s/ William C. Killgallon
					     -------------------------
						 William C. Killgallon
						 Chairman of the Board




Date:     June 10, 1998                        /s/ M. L. Killgallon II
					       -----------------------
						   M. L. Killgallon II
						       President




Date:     June 10, 1998                            /s/ Paul R. McCusty
						   -------------------
						       Paul R. McCusty
						Vice President Finance

							       FORM 10-Q
				EXHIBITS
ITEM 5 - EXHIBIT 1

			   SECOND AMENDMENT TO
			    CREDIT AGREEMENT

     This Second Amendment to the Credit Agreement (the "Amendment") is entered as of this 20th day of May 1998, by and between THE FIFTH THIRD BANK OF NORTHWESTERN OHIO, N.A., a national banking association (the "Bank") and THE OHIO ART COMPANY, an Ohio corporation (the "Borrower").

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

     NOW THEREFORE, intending to be legally bound, the parties hereto agree as follows:

     1.  Amendments.

	 (a) Section 2, Subsection 2.1 is hereby amended and restated in its entirety as follows:

		2.1 $18,000,000 Revolving Credit Loans. (a) Subject to the terms and conditions hereof, Bank hereby extends to Borrower a line of credit facility under which Bank may make loans (the "Revolving Loans") to Borrower at Borrower's request from time to time during the term of this Agreement in the amount of up to $18,000,000 (the $18,000,000 Facility). Borrower may borrow, prepay (without penalty or charge), and reborrow under the $18,000,000 Facility, provided that the principal amount of all Revolving Loans outstanding at any one time under the $18,000,000 Facility will not exceed $18,000,000. If the amount of Revolving Loans outstanding at any time under the $18,000,000 Facility exceeds the limit set forth above, borrower will immediately pay the amount of such excess to bank in cash.

		(b) Borrower may request a Revolving Loan by telephone notice to Bank. Bank will make Revolving Loans by crediting the amount thereof to Borrower's account at Bank. Loan proceeds will be used for general working capital purposes.

							       FORM 10-Q
				 EXHIBITS

		(c) On the date hereof, Borrower will duly issue and deliver to Bank a Revolving Note in the form of Exhibit 2.1, in the principal amount of $18,000,000 bearing interest as specified in the Revolving Note (the
	      $18,000,000 Revolving Note).

		(d) The term of the $18,000,000 Facility will expire on May 30, 2001 and will become payable in full on that date. However, in Bank's sole discretion and so long as no Event of Default exists, on the date which is one (1) year from the Closing Date of this Agreement and on each one (1) year anniversary date thereafter, Bank will renew the $18,000,000 Facility for an additional one (1) year term from the then existing maturity date. Borrower may prepay the principal balance of the $18,000,000 Revolving
	      Note in whole or part at any time.

	 (b) Section 7, Subsection 7.1 (a) is hereby amended and restated in its entirety as follows:

		Executed version of the $18,000,000 Revolving Note in
	      the form of Exhibit 2.1 attached hereto.

	 (c)  Section 7, Subsection 7.1 (f) is hereby added to state:

		An open-end mortgate in a form acceptable to Bank on
	      real estate located at One Toy Street, Bryan, Ohio.

	 (d) Section 7, Subsection 7.2 (c) is hereby amended and restated in its entirety as follows:

		The aggregate unpaid principal amount of the Revolving
	      Loan after giving effect to such Revolving Loan will not violate the lending limits set forth in Section 2.1 of this Agreement.

	 (e) The following Definitions set forth in Exhibit 1 to the Agreement are amended and restated in their entirety as follows:

	      13. "Loans" means the Revolving Loans and Term Loan as set forth in Section 2.1 and Section 2.2 of this Agreement.

	      14. "Notes" means the $18,000,000 Revolving Note and the $6,000,000 Term Note.

	      17. "Revolving Loan" has the meaning assigned to that term in Section 2.1 of this Agreement.

							       FORM 10-Q
				 EXHIBITS

	      18. "$18,000,000 Revolving Loan" has the meaning assigned to that term in Section 2.1 of this Agreement.

     2. Representations, Warranties and Covenants of Borrower. To induce Bank to enter into this Amendment, Borrower represents and warrants as follows:

	 (a) The representations, warranties and covenants of Borrower contained in Sections 3 and 4 of the Agreement are deemed to have been made again on and as of the date of execution of this Amendment and are true and correct as of the date of execution hereof.

	 (b) Section 5, Subsection 5.3 is hereby amended and restated in its entirety as follows:

		5.3 Indebtedness to Tangible Net Worth. Borrower will not permit its ratio of outstanding Indebtedness to Tangible Net Worth, on a consolidated basis, to exceed 3.00:1.00 as of January 31, 1999, 2.80:1.00 as of January
	      31, 2000 and 2.60:1.00 as of January 31, 2001.

	 (c) Section 5, Subsection 5.4 is hereby amended and restated in its entirety as follows:

		5.4 Minimum Tangible Net Worth. Borrower will not permit its Tangible Net Worth, on a consolidated basis, to be less than $6,500,000.00 as of April 30, 1998,
	      $6,000,000.00 as of July 31, 1998, $7,500,000.00 as of
	      October 31, 1998 and $9,000,000.00 as of January 31, 1999.

	 (d) Section 5, Subsection 5.6 is hereby amended and restated in its entirety as follows:

		5.6 Current Ratio. Borrower will not permit its Current Ratio, on a consolidated basis, to be less than 1.75:1.00 at the end of each fiscal year of Borrower during the term of this Agreement.

	 (e)  Section 5, Subsection 5.7 is hereby added as follows:

		5.7 Negative Pledge on Real Estate. Borrower may not and will not, pledge, hypothecate, lien or mortgage, the real estate owned by it at One Toy Street, Bryan, Ohio to any other creditor, or mortgagor without the prior written consent of Bank. Should a lien or any restriction of

							       FORM 10-Q
				 EXHIBITS

	      record be filed against the real estate involuntarily, Borrower will take all necessary steps to have such lien or restriction removed from the property with 30 days of its notice of same. Upon knowledge of any involuntary lien being placed against the property, Borrower agrees that it will immediately notify Bank and a hold will be placed upon the Line of Credit in the amount of the lien or restriction of record. Should the lien or restriction of record be unremoved, or suitable steps not taken to facilitate such removal, Bank, at its sole discretion, will terminate the Line of Credit for breach of this condition.

	 (f) No Event of Default (as such term is defined in Section 6 of the Agreement) or event or condition which, with the lapse of time or giving of notice or both, would constitute an Event of Default exists on the date hereof.

	 (g) The person executing this Amendment and the Note, is a duly elected and acting officer of Borrower and is duly authorized by the Board of Directors of Borrower to execute and deliver this Amendment and such Note on behalf of Borrower.

     3. Conditions. Bank's obligations under this Amendment are subject to the following conditions:

	 (a) Borrower shall have executed and delivered to Bank the $18,000,000 Revolving Note.

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

	 (d) First National Bank of Northwest Ohio accepts from Bank a participation of $3,000,000.00 in the Revolving Note.

	 (e) Borrower shall pay all expenses and attorneys' fees incurred by Bank in connection with the preparation, execution and delivery of this Amendment and related documents.

							       FORM 10-Q
				 EXHIBITS

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

							       FORM 10-Q
				 EXHIBITS

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

				  THE OHIO ART COMPANY

				  By:   Paul R. McCusty
				  Its:  Vice President Finance/Treasurer


				  THE FIFTH THIRD BANK OF
				  NORTHWESTERN OHIO, N.A.

				  By:   William J. Behe
				  Its:  Senior Vice President

							       FORM 10-Q
				 EXHIBITS
ITEM 5 - EXHIBIT 2

OHIO AFFILIATES         A FIFTH THIRD BANCORP BANK                     2
							       REVOLVING
								  NOTE

OFFICER No ____                                   NOTE NO. _____________
$18,000,000                                                May 20, 1998
Toledo, Ohio                                            (Effective Date)

On or before the Due Date below, the undersigned, a corporation, for value received, and if more than one, jointly and severally, promise to pay to the order of The Fifth Third Bank of Northwestern Ohio, N.A., 606 Madison Avenue, Toledo, Ohio 43604 (hereinafter referred to as "Bank") the sum of Eighteen Million and 00/100 Dollars ($18,000,000.00) (hereinafter referred to as the Borrowing) plus interest as provided herein, less such amounts as shall have been repaid in accordance with this note. The outstanding balance of this note will appear on a supplemental bank record and is not necessarily the face amount of this note. Such record shall be conclusive as to the balance due of this note at any time.

The principal sum outstanding shall bear interest per annum at the "Prime Rate" (the rate announced by the Bank from time to time) on the above Effective Date. In the event of a change in said Prime Rate, the rate of this note shall be changed immediately to that rate which shall be greater than the new Prime Rate by the amount stated in this clause. Interest shall be computed based on a year of 360 days and charged for the actual number of days elapsed.

Prior to the Due Date, Bank may (but is not obligated to) lend to the undersigned such amounts as may from time to time be requested by the undersigned provided that the principal amount borrowed shall not at any time exceed the Borrowing and further provided that no Event of Default as defined herein shall exist.

Principal shall be due and payable at Maturity.

Interest shall be due and payable on the 25th day of each Month beginning May 25, 1998.

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

							       FORM 10-Q
				 EXHIBITS

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

All business assets and negative pledge and open-end mortgage on real estate located at One Toy Street, Bryan, Ohio.

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

							       FORM 10-Q
				 EXHIBITS

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

Upon the occurrence of an Event of Default herein described Bank may, at its option cease making advances hereunder, declare this note and all other Obligations of the undersigned to be fully due and payable in their aggregate amount together with accrued interest plus any applicable prepayment premiums, fees, and charges.

In addition to any other remedy permitted by law, the Bank may at any time, without notice, apply the Collateral to this note or such other Obligations, whether due or not, and Bank may, at its option, proceed to enforce and protect its rights by an action at law or in equity or by any other appropriate proceedings. Notwithstanding any other legal or equitable rights of Bank, Bank, in the Event of Default, is (a) hereby irrevocably appointed and constituted attorney in fact, with full power of substitution, to exercise all rights of ownership with respect to Collateral including, but not limited to, the right to collect all income or other distributions arising therefrom and to exercise all voting rights connected with the Collateral; and (b) is hereby given full power to collect, sell, assign, transfer and deliver all of said Collateral or any part thereof, or any substitutes therefor, or any additions thereto, through any private or public sale without either demand or notice to the undersigned, or any advertisement, the same being hereby expressly waived, at which sale Bank is authorized to purchase said property or any part thereof, free from any right of redemption on the part of the undersigned, which is hereby expressly waived and released. In case of sale for any cause, after deducting all costs and expenses of every kind, Bank may apply, as it shall deem proper, the residue of the proceeds of such sale toward the payment of any one or more or all of the Obligations of the undersigned, whether due or not due, to Bank; after such application and the return of any

							       FORM 10-Q
				 EXHIBITS

surplus, the undersigned agrees to be and remains liable to Bank for any and every deficiency after application as aforesaid upon this and any other Obligation. The undersigned shall pay all costs of collection incurred by Bank, including its attorney's fees, if this note is referred to an attorney for collection, whether or not payment is obtained before entry of judgment, which costs and fees are Obligations secured by the Collateral.

If any payment is not paid when due (whether by acceleration or otherwise) or within 10 days thereafter, undersigned agrees to pay to Bank a late payment fee as provided for in any loan agreement or 5% of the payment amount, whichever is greater with a minimum fee of $20.00. After an Event of Default, the undersigned agrees to pay to Bank a fixed charge of $25.00, or the undersigned agrees that Bank may, without notice, increase the above stated interest rate by 6%, whichever is greater. Under no circumstances shall said interest rate be raised to a rate which shall be in excess of the maximum rate of interest allowable under the state and/or federal usury laws in force at the time of such change.

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

							       FORM 10-Q
				 EXHIBITS

This note is supplemented by the terms and conditions of a credit agreement dated January 24, 1994 and any amendments thereto between the undersigned and Bank.

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


				   THE OHIO ART COMPANY

DATE DUE  May 30, 2001             By:  Paul R. McCusty

ADDRESS   One Toy Street           Its  Vice President Finance/Treasurer
	  Bryan, Ohio 43506