Form 10-Q
period 1998-07-31
OHIO ART CO
filed 1998-09-11
CIK 73942

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549



                                 FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended July 31, 1998


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

                            Yes __X__    No _____


     At August 31, 1998 there were 891,784 shares outstanding of the Company's Common Stock at $1.00 par value.

                                                              FORM 10-Q


PART I - FINANCIAL INFORMATION


                   THE OHIO ART COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                  Six Months Ended    Three Months Ended
                                  July 31   June 30   July 31    June 30
                                    1998      1997      1998      1997
                                  --------  --------  --------  --------
                                  (In thousands, except per share data)
Net Sales                         $17,891   $12,982   $11,605   $ 6,871
Other Income                          556       355       277       178
                                  --------  --------  --------  --------
                                   18,447    13,337    11,882     7,049

Costs and Expenses:
  Cost of products sold            12,117    12,041     7,427     6,661
  Selling, administrative
    and general                     6,214     5,682     3,752     3,051
  Interest                            723       397       402       239
                                  --------  --------  --------  --------
                                   19,054    18,120    11,581     9,951
                                  --------  --------  --------  --------

PROFIT (LOSS) BEFORE INCOME TAXES    (607)   (4,783)      301    (2,902)

Income Tax Credit                      --    (1,196)       --      (538)
                                  --------  --------  --------  --------

NET PROFIT (LOSS)                 $  (607)  $(3,587)  $   301   $(2,364)
                                  ========  ========  ========  ========

Net Profit(Loss) Per Share(Note 3) $( .70)   $(3.94)   $  .34    $(2.60)

Dividends Per Share (Note 3)       $  .08    $  .12    $  .04    $  .04

Average Shares Outstanding            870       911       870       908
     (Note 3)


See notes to condensed consolidated unaudited financial statements.

                                                              FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  July 31    December 31
                                                    1998        1997
                                                  --------    -------
                                                 (Unaudited)   (Note)
                                                 (Thousands of dollars)
ASSETS
  Current Assets
    Cash                                          $     0     $ 1,846
    Accounts receivable, less allowance
      (1998 - $539; 1997 - $415)                    8,473       8,295
    Inventories (Note 2)
      On first-in, first-out cost method:
        Finished products                           6,932       3,582
        Products in process                           853         312
        Raw materials                               2,805       2,357
      Less: Adjustment to reduce inventories
        to last-in, first-out cost method          (2,480)     (2,447)
                                                  -------     -------
                                                    8,110       3,804

    Recoverable income taxes                        1,071       1,066
    Prepaid expenses                                1,419       1,524
    Deferred federal income taxes                   1,435         533
                                                  -------     -------
        Total Current Assets                       20,508      17,068

  Property, Plant and Equipment
    Cost                                           36,805      35,978
    Less: Allowances for depreciation             (24,892)    (23,737)
                                                  -------     -------
                                                   11,913      12,241

  Other Assets                                      2,549       2,422
                                                  -------     -------
                                                  $34,970     $31,731
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

                                                              FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  July 31    December 31
                                                    1998        1997
                                                  --------    -------
                                                 (Unaudited)   (Note)
                                                 (Thousands of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                              $ 3,602     $ 3,437
    Other current liabilities                       2,159       2,460
                                                  -------     -------
      Total Current Liabilities                     5,761       5,897

  Deferred Federal Income Taxes                     1,470         533

  Long-Term Obligations                            20,768      16,633

  Stockholders' Equity (Note 3)
    Common Stock, par value $1.00 per share:
      Authorized:  1,935,552 shares
      Outstanding:  1998-891,784; 1997-892,271
        shares (excluding treasury shares of
        67,976 and 67,489 respectively)               892         892
    Additional paid-in capital                        204         205
    Retained earnings                               5,875       7,571
                                                  -------     -------
                                                    6,971       8,668
                                                  -------     -------

                                                  $34,970     $31,731
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

                                                              FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (UNAUDITED)

                                                    Six Months Ended
                                                    July 31   June 30
                                                   --------   --------
                                                     1998       1997
                                                   --------   --------
                                                 (Thousands of dollars)
Operating Activities
  Net loss                                         $  (607)   $(3,587)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Provision for depreciation and amortization      998        867
      Changes in accounts receivable, inventories,
        prepaid expenses, other assets, accounts
        payable, and other liabilities              (7,303)    (1,463)
                                                   --------   --------

          NET CASH USED IN OPERATING ACTIVITIES     (6,912)    (4,183)

Investing Activities
  Purchase of plant and equipment, less
    net book value of disposals                       (686)    (1,245)
                                                   --------   --------

          NET CASH USED IN INVESTING ACTIVITIES       (686)    (1,245)

Financing Activities
  Borrowings                                         5,304      5,800
  Repayments                                          (412)      (600)
  Purchase of treasury shares                           (1)      (263)
  Cash dividends                                       (71)      (109)
                                                   --------   --------

          NET CASH PROVIDED BY
              FINANCING ACTIVITIES                   4,820      4,828
                                                   --------   --------

Cash
  Decrease during period                            (2,778)      (600)
  At beginning of period                             2,778      1,078
                                                   --------   --------

          CASH AT END OF PERIOD                    $     0    $   478
                                                   ========   ========

See notes to condensed consolidated unaudited financial statements.

                                                              FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)
                           July 31, 1998


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

                                                              FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)
                           July 31, 1998


Note 4 - Change in Fiscal Year

The Board of Directors approved a fiscal year-end change from December 31st to January 31st beginning February 1, 1998 through January 31, 1999. The following is condensed information regarding the consolidated results of operations for the transition period of January 1, 1998 to January 31, 1998 (in thousands, except per share data):


CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS:

Net sales and other income                           $ 1,442
Costs and expenses:
   Cost of products sold                               1,590
   Selling, administrative and general                   825
   Interest                                              111
                                                     --------
                                                       2,526
                                                     --------
Net loss                                             $(1,084)
                                                     ========

Net loss per share                                   $ (1.25)

Average Shares Outstanding                               870

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW:

Net cash provided from operating activities          $ 1,843
Net cash used in investing activities                   (141)
Net cash used in financing activities                   (770)
                                                     --------

Net increase in cash                                     932
Cash at beginning of period                            1,846
                                                     --------

Cash at end of period                                $ 2,778
                                                     ========

                                                              FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)
                           July 31, 1998


Note 5 - Comprehensive Income

During the year, The Ohio Art Company adopted FASB Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

At year-end (January 31, 1998), the Company held securities classified as available-for-sale, which have unrealized losses as stated below:


                                      Six Months Ended     Three Months Ended
                                      July 31   June 30    July 31    June 30
                                        1998      1997       1998      1997
                                      -------   -------    -------    -------
                                                  (In Thousands)

Net income (loss)                     $ (607)   $(3,587)    $  301    $(2,364)

Other comprehensive expense, net of tax:
   Unrealized holding losses on
   securities arising during period     (124)        79       (115)        91

   Other comprehensive expense           (13)       (13)        (6)        (6)
                                      -------   --------    -------   --------
Comprehensive income (loss)           $ (744)   $(3,521)    $  180    $(2,279)
                                      =======   ========    =======   ========


No benefit or expense was recorded for income taxes for the six month or three month periods ended July 31, 1998 because of the inability to carryback any loss generated for 1998. Income taxes are recorded based upon estimates of the full fiscal year effective tax rate.



                 MANAGEMENT'S DISCUSSION AND ANALYSIS


OPERATIONS
----------
Net sales for the six months ended July 31, 1998 increased approximately 38% to $17,891,000 from $12,982,000 for the six months ended June 30, 1997 and increased to $11,605,000 for the three months ended July 31, 1998 from $6,871,000 for the three months ended June 30, 1997. For the

                                                              FORM 10-Q

                 MANAGEMENT'S DISCUSSION AND ANALYSIS


six month period, toy segment sales increased approximately $3,900,000 while Diversified Products' sales increased approximately $1,000,000. There was a decrease in the Making Creativity Fun(R) category of approximately $500,000, but this was offset by sales of 1998 new product introductions of approximately $4,300,000, such as the Betty Spaghetty(TM) fashion doll, Water T-Ball(TM) outdoor water toy, and Bull Frogg(TM) interactive plush. The increase in the Diversified Product segment was primarily in our metal lithography area. The Company had expanded its lithography capacity by installing a new lithography line in 1996, but experienced start-up production problems in the first quarter of 1997.
The sales increase of approximately $4,700,000 for the second quarter was in the toy segment in 1998 new product introductions as noted above, as well as an increase of approximately $300,000 in the Making
Creativity Fun(R) category. Diversified Products sales remained relatively flat in the second quarter.

The Company's business is seasonal, with approximately 60-70% of its sales being made in the last six months of the calendar year in recent years. Because of the seasonality of the Company's business, the dollar order backlog in August is not necessarily indicative of expectations of sales for the full year. Subject to industry practice and comments as detailed in the Registrant's annual Form 10-K for the year ended December 31, 1997, order receipts through August 31st are approximately $51,600,000 versus $30,800,000 for the same period of 1997, or approximately a 68% improvement over the prior year.

Gross profit margin (percentage) for the six months ended July 31, 1998 (32.3%) increased dramatically from the six months ended June 30, 1997(7.2%). Gross profit margin percentage for the three months ended July 31, 1998 significantly increased to 36.0% from 3.1% for the three months ended June 30, 1997. Gross profit margins were especially low for both the three months and six months ended June 30, 1997 because of the voluntary recall of the Splash-Off Water Rocket which occurred in the second quarter of 1997. Gross profit margins also increased in 1998 due to higher lithography production and toy production at the Bryan, Ohio facility which resulted in a decrease in manufacturing overhead variances. However, the primary reason for the increase in 1998 is a major change in sales mix, primarily the three 1998 new product introductions mentioned above. All three products are being heavily promoted through advertising programs and demand higher margins to cover these programs.

Selling, administrative, and general expenses for the six months ended July 31, 1998 increased to $6,214,000 from $5,682,000 for the six months ended June 30, 1997 and increased to $3,752,000 for the three months ended July 31, 1998 from $3,051,000 for the three months ended June 30, 1997. The primary reason is an increase in advertising expense. Advertising expense is budgeted based upon the level of toy sales, as well as a specific dollar amount per unit sold for specific toy items which are heavily promoted.

                                                              FORM 10-Q

                 MANAGEMENT'S DISCUSSION AND ANALYSIS

Interest expense increased to $723,000 for the six months ended July 31, 1998 from $397,000 for the six months ended June 30, 1997 and increased to $402,000 for the three months ended July 31, 1998 from $239,000 for the three months ended June 30, 1997. The increase for both periods is due to the higher level of debt, principally incurred in financing lithography equipment, that was carried over from the end of 1997 and has increased throughout 1998.

No benefit was recorded for income taxes for the six month or the three month period ended July 31, 1998 because of the inability to carryback any loss generated for 1998. Income taxes are recorded based upon estimates of the full fiscal year effective tax rate.



FINANCIAL CONDITION
-------------------
The Company's current ratio increased from 2.9 to 1 at December 31, 1997 to 3.6 to 1 at July 31, 1998. This change was the result of using cash on hand and the non-current line of credit to finance the buildup of inventories and to finance the loss for the seven months of calendar year 1998.

Certain of the matters discussed in Management's Discussion and Analysis contain certain forward-looking statements concerning the Company's operations, economic performance, and financial condition. These statements are based on the Company's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated.



PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended July 31, 1998.


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





                                                 THE OHIO ART COMPANY
                                                 --------------------
                                                     (Registrant)





Date:     September 11, 1998                /s/ William C. Killgallon
                                            -------------------------
                                                William C. Killgallon
                                                Chairman of the Board





Date:     September 11, 1998                  /s/ M. L. Killgallon II
                                              -----------------------
                                                  M. L. Killgallon II
                                                      President





Date:     September 11, 1998                    /s/ Paul R. McCusty
                                                -------------------
                                                    Paul R. McCusty
                                             Vice President Finance