Form 10-Q
period 1998-10-31
OHIO ART CO
filed 1998-12-14
CIK 73942

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549



                                 FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended October 31, 1998


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

                            Yes __X__    No _____


     At November 30, 1998 there were 891,784 shares outstanding of the Company's Common Stock at $1.00 par value.

                                                                     FORM 10-Q

PART I - FINANCIAL INFORMATION


                   THE OHIO ART COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                    Nine Months Ended     Three Months Ended
                                    10/31/98  9/30/97     10/31/98  9/30/97
                                    --------  --------    --------  --------
                                     (In thousands, except per share data)
Net Sales                           $35,828   $24,351     $17,937   $11,369
Other Income                            857       512         301       157
                                    --------  --------    --------  --------
                                     36,685    24,863      18,238    11,526

Costs and Expenses:
  Cost of products sold              23,098    20,333      10,981     8,292
  Selling, administrative
      and general                    11,963     8,911       5,749     3,229
  Interest                            1,268       764         545       367
                                    --------  --------    --------  --------
                                     36,329    30,008      17,275    11,888
                                    --------  --------    --------  --------
INCOME(LOSS) BEFORE INCOME TAXES        356    (5,145)        963      (362)

Income Tax Credit                       ---    (1,286)        ---       (90)
                                    --------  --------    --------  --------
NET INCOME (LOSS)                   $   356   $(3,859)    $   963   $  (272)
                                    ========  ========    ========  ========

Net Income(Loss) Per Share          $   .41   $ (4.25)    $  1.11   $  (.31)
     (Note 3)

Dividends Per Share (Note 3)        $   .12   $   .16     $   .04   $   .04

Average Shares Outstanding              870       908         870       902
     (Note 3)

See notes to condensed consolidated unaudited financial statements.

                                                                     FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   October 31  December 31
                                                      1998         1997
                                                    --------     --------
                                                   (Unaudited)    (Note)
                                                   (Thousands of dollars)
ASSETS
  Current Assets
    Cash                                            $   445      $ 1,846
    Accounts receivable less allowance
      (1998 - $596; 1997 - $415)                     13,052        8,295
    Inventories  (Note 2)
      On first-in, first-out cost method:
        Finished products                             8,643        3,582
        Products in process                             237          312
        Raw materials                                 2,229        2,357
      Less: Adjustment to reduce inventories
        to last-in, first-out cost method            (2,495)      (2,447)
                                                    --------     --------
                                                      8,614        3,804

    Recoverable income taxes                          1,071        1,066
    Prepaid expenses                                  1,489        1,524
    Deferred federal income taxes                     1,435          533
                                                    --------     --------
        Total Current Assets                         26,106       17,068

  Property, Plant and Equipment
    Cost                                             37,017       35,978
    Less allowances for depreciation                 25,350      (23,737)
                                                    --------     --------
                                                     11,667       12,241

  Other Assets                                        2,360        2,422
                                                    --------     --------
                                                    $40,133      $31,731
                                                    ========     ========

See notes to condensed consolidated unaudited financial statements.

NOTE: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                                                     FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   October 31  December 31
                                                      1998         1997
                                                    --------     --------
                                                   (Unaudited)    (Note)
                                                   (Thousands of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                $ 5,228      $ 3,437
    Other current liabilities                         2,309        2,460
                                                    --------     --------
      Total Current Liabilities                       7,537        5,897

  Deferred Federal Income Taxes                       1,386          533

  Long-Term Obligations, less current portion        23,474       16,633

  Stockholders' Equity (Note 3)
    Common Stock, par value $1.00 per share:
      Authorized:  1,935,552 shares
      Outstanding:  1998-891,784; 1997-892,271
        shares (excluding treasury shares of
        67,976 and 67,489 respectively)                 892          892
    Additional paid-in capital                          204          205
    Retained earnings                                 6,640        7,571
                                                    --------     --------
                                                      7,736        8,668
                                                    --------     --------

                                                    $40,133      $31,731
                                                    ========     ========

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

                                                                     FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (UNAUDITED)

                                                      Nine Months Ended
                                                      10/31/98   9/30/97
                                                      --------   --------
                                                    (Thousands of dollars)
Operating Activities
  Net income (loss)                                   $   356    $(3,859)
  Adjustments to reconcile net income(loss) to
    net cash used in operating activities:
      Provision for depreciation and amortization       1,456      1,301
      Changes in accounts receivable, inventories,
        prepaid expenses, other assets, accounts
        payable, and other liabilities                (10,734)    (4,597)
                                                      --------   --------

          NET CASH USED IN OPERATING ACTIVITIES        (8,922)    (7,155)

Investing Activities
  Purchase of plant and equipment, less
    net book value of disposals                          (898)    (1,731)
                                                      --------   --------

          NET CASH USED IN INVESTING ACTIVITIES          (898)    (1,731)

Financing Activities
  Borrowings                                            8,804      9,690
  Repayments                                           (1,209)      (600)
  Purchase of treasury shares                              (1)      (370)
  Cash dividends                                         (107)      (144)
                                                      --------   --------

          NET CASH PROVIDED BY
              FINANCING ACTIVITIES                      7,487      8,576
                                                      --------   --------

Cash
  Decrease during period                               (2,333)      (310)
  At beginning of period                                2,778      1,078
                                                      --------   --------

          CASH AT END OF PERIOD                       $   445    $   768
                                                      ========   ========

See notes to condensed consolidated unaudited financial statements.

                                                                     FORM 10-Q

                 THE OHIO ART COMPANY AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
                           October 31, 1998


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

Due to the seasonal nature of the toy business in which the Company is engaged and the factors set forth in Management's Discussion and Analysis, the results of interim periods are not necessarily indicative of a full fiscal year.

No benefit or expense was recorded for income taxes for the nine month or three month periods ended October 31, 1998 because of the inability to carryback any loss generated for the periods. Income taxes are recorded based upon estimates of the full fiscal year effective income tax rate.


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

                                                                     FORM 10-Q


                 THE OHIO ART COMPANY AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
                           October 31, 1998


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
                                                        ========

                                                                     FORM 10-Q


                 THE OHIO ART COMPANY AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
                           October 31, 1998


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

At year-end (January 31, 1998), the Company holds securities classified as available-for-sale, which have unrealized gains. Changes in unrealized gains are includable in comprehensive income.

Comprehensive income is as follows:
                                     Nine Months Ended   Three Months Ended
                                      Oct 31   Sept 30    Oct 31   Sept 30
                                       1998      1997      1998      1997
                                     --------  --------  --------  --------
                                       (In Thousands)      (In Thousands)
Net income (loss)                    $   356  $(3,859)  $   963   $  (272)

Other comprehensive expense, net of tax:
   Unrealized holding losses on
   securities arising during period     (217)      311       (93)      232

   Other comprehensive expense           (19)      (19)       (6)       (6)
                                     --------  --------  --------  --------
Comprehensive income (loss)          $   120   $(3,567)  $   864   $   (46)
                                     ========  ========  ========  ========


                     MANAGEMENT'S DISCUSSION AND ANALYSIS


OPERATIONS
----------
Net sales for the nine months ended October 31, 1998 increased approximately 47% to $35,828,000 from $24,351,000 for the nine months ended September 30, 1998 and increased to $17,937,000 for the three months ended October 31, 1998 from $11,369,000 for the three months ended September 30, 1997. For the nine month period, toy segment sales increased approximately $10,200,000 while the Diversified Products segment increased approximately $1,300,000. New product introductions for 1998, such as Betty Spaghetty(TM) fashion doll, Water T-Ball
(TM) outdoor water toy, and Bull Frogg(TM) interactive plush accounted for approximately $11,100,000 of the toy segment increase, while the sports line (primarily basketball games) decreased approximately $900,000. The

                                                                     FORM 10-Q


                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Diversified Products increase resulted from an increase in our metal lithography area of approximately $500,000 and an increase of approximately $800,000 in injection molding sales. The sales increase of approximately $6,600,000 for the third quarter was made up of an increase of approximately $6,300,000 in the toy segment, the result of new product introductions as noted above, as well as an increase in the Diversified Products segment of approximately $300,000.

The Company's business is seasonal, with approximately 60-70% of its sales being made in the last six months of the calendar year in recent years. Subject to industry practice and comments as detailed in the Registrant's annual Form 10-K for the year ended December 31, 1997, order backlog as of November 30th is approximately $5,492,000 versus $6,522,000 at the same date in 1997 or approximately 16% lower than the prior year. Since sales for the nine months ending October 31, 1998 approximate sales for the twelve months ended December 31, 1997, it is known that sales for 1998 will exceed 1997 sales. However, based on the decrease in the order backlog at November 30, 1998, it is anticipated that sales for the fourth quarter will be less than the fourth quarter of the previous year and that sales for 1998 will be $8,000,000 to $10,000,000 higher than the previous year, although it is difficult to predict the final outcome for 1998.

Other income for the nine months ended October 31, 1998 increased to $857,000 from $512,000 for the nine months ended September 30, 1997 and increased to $301,000 for the three months ended October 31, 1998 from $157,000 for the three months ended September 30, 1997. The increase in other income is primarily due to an increase in royalty income from the distribution of the Company's products outside of the United States.

Gross profit margin percentage for the nine months ended October 31, 1998 increased dramatically to 35.5% from 16.5% for the nine months ended September 30, 1997. Gross profit margin percentage for the three months ended October 31, 1998 increased to 38.8% from 27.1% for the three months ended September 30, 1997. Gross profit margins were especially low for the nine months ended September 30, 1997 because of the voluntary recall of the Splash-Off Water Rocket which occurred in the second quarter of 1997. Gross profit margins also increased in 1998 due to higher lithography production and toy production at the Bryan, Ohio facility which resulted in a decrease in manufacturing overhead variances. However, the primary reason for the increase in 1998 is a major change in sales mix, primarily the three 1998 new product introductions mentioned above. All three products are being heavily promoted through advertising programs and demand higher margins to cover these programs.

Selling, administrative, and general expenses for the nine months ended October 31, 1998 increased to $11,963,000 from $8,911,000 for the nine months ended September 30, 1997 and increased to $5,749,000 for the three months ended October 31, 1998 from $3,229,000 for the three months ended September 30, 1997. The primary reason is an increase in advertising expense.

                                                                     FORM 10-Q


                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Advertising expense is budgeted based upon the level of toy sales, as well as a specific dollar amount per unit sold for the specific toy items which are heavily promoted. In addition, it was necessary to accelerate the recognition of advertising expense in the third quarter of 1998 since the advertising dollars spent did not generate the level of sales necessary to support the advertising programs.

Interest expense increased to $1,268,000 for the nine months ended October 31, 1998 from $764,000 for the nine months ended September 30, 1997 and increased to $545,000 for the three months ended October 31, 1998 from $367,000 for the three months ended September 30, 1997. The increase for both periods is due to the higher level of debt, principally incurred in financing lithography equipment, that was carried over from the end of 1997 and has increased throughout 1998.

No benefit was recorded for income taxes for the nine month or three month period ended October 31, 1998 because of the inability to carry-back any loss generated for 1998. The tax benefit of a $3,000,000 net operating loss carryforward has been previously recorded in deferred tax assets. Income taxes are recorded based upon estimates of the full fiscal year effective income tax rate.


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

Consistent with this seasonal nature of the business, working capital was increased during the third quarter of 1998. This buildup was primarily funded through bank borrowings. The use of bank borrowings, classified as long-term obligations, has resulted in an increase in the current ratio from 2.9 to 1 at December 31, 1997 to 3.5 to 1 at October 31, 1998.


IMPACT OF THE YEAR 2000
-----------------------
The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. Please refer to the chart at the end of this narrative for the status of progress for the various phases mentioned above as they relate to the various areas of the business. The following information is supplied to supplement the chart.

                                                                     FORM 10-Q

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


1.  Mainframe Computer System.

Based on an assessment that was made in 1997, the Company determined that it would be necessary to upgrade its current version of software used on its mainframe computer system in order to be Year 2000 compliant. Since only minor modifications will be made internally to the packaged software, implementation of the Year 2000 compliant software version should be relatively straightforward. The Company has upgraded its hardware to handle the new software. Costs incurred to date, the majority of which relate to the mainframe computer and software, approximate $160,000, the majority of which has been financed under an operating lease, will be expensed monthly over the next two years. Future costs to implement the remaining phases are estimated to be in the $50,000 to $100,000 range, although it is difficult to predict what problems the Company will encounter. Previously, the current version of software was tested by forwarding the dates into the year 2000, and the software did run, although the year 00 came before the year 99. The major problems occurring because of this would be in the Accounts Payable and Accounts Receivable areas. The potential solution would be to double the staff in each department, from two employees to four employees, to manually sort the dates for approximately three to four months until the majority of the 99 dates are eliminated. However, there is the risk, however slight, that the Company installs the updated software, not performing any testing, and it does not run at all, virtually shutting down the Company. If this remote possibility would happen, the Company would revert to the older software version and hire the additional four people.

2.  Personal Computers

The Company has also evaluated the personal computers and related software used within the Company and, with minor upgrades, it is believed there will be no problems experienced or if there are, they will be minor and isolated. Approximately three to six personal computers must upgraded or replaced, at a cost of $5,000 to $10,000. The Company will back-up all data on each computer just prior to January 1, 2000, and in the unlikely event that certain computers will not function properly, the data could be run on another personal computer.

3.  Operating Equipment with Embedded Chips or Software

The Company has completed an assessment of its manufacturing facilities for potential problems with equipment. The Company has isolated any significant problems to the four-color lithography line which was installed in 1997. The manufacturer of the equipment is located in Germany, and they will be at the Bryan facility during the March - April time frame to test and implement any changes needed to insure that the equipment will be operational in January of 2000. Since the manufacturer's representatives are scheduled to be at the Bryan facility to install an additional lithography line, the Company believes the cost associated with the testing and implementation will be minimal (less than $5,000). In the unlikely event that the equipment would not function, the Company believes that most of the work scheduled for this machine could be run on older equipment which is not programmable, since the lithography department is not at full capacity in January.

                                                                     FORM 10-Q


                     MANAGEMENT'S DISCUSSION AND ANALYSIS


4.  Products

Based on a review of its product line, the Company has determined that all of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents any exposure as it relates to the Company's products.

5.  Third Party Suppliers

The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. However, the majority of the Company's products are manufactured overseas, and the Company has sent representatives to these facilities. These manufacturers do not have sophisticated computer systems, and generally rely on personal computers. If these personal computers are not Year 2000 compliant, the manufacturers have assured the Company that they could still supply the products needed.
However, if they could not supply the product needed, it would have a material impact on the Company.

6.  Third Party Customers

The Company's top six customers account for approximately 70% of sales and the major interface with these customers is the transmission of orders via E.D.I. The Company has tested and implementated changes needed and feels confident that January 2000 will not pose a problem. G.E. Information Systems has certified that the Company is Year 2000 compliant on E.D.I. Costs incurred to date approximate $1,000 to $2,000 and were charged to operations. Future costs are estimated at $1,000 to $2,000 if additional customers request that their E.D.I. systems be tested.

                                                                                               FORM 10-Q


                                   MANAGEMENT'S DISCUSSION AND ANALYSIS

RESOLUTION PHASES


                                    Assessment        Remediation          Testing        Implementation
                                    ----------        -----------        -----------      --------------
1.  Mainframe Computer System       100% Complete     30% Complete       0% Complete         0% Complete
                                                      Expected           Expected            Expected
                                                      Completion         Completion          Completion
                                                      Date               Date                Date
                                                      January 1999       May 1999            July 1999


2.  Personal Computers              100% Complete     0% Complete        0% Complete         0% Complete
                                                      Expected           Expected            Expected
                                                      Completion         Completion          Completion
                                                      Date               Date                Date
                                                      March 1999         March 1999          March 1999

3.  Operating Equipment with
    Embedded Chips or Software      100% Complete     0% Complete        0% Complete         0% Complete
                                                      Expected           Expected            Expected
                                                      Completion         Completion          Completion
                                                      Date               Date                Date
                                                      April 1999         April 1999          April 1999


4.  Products                        100% Complete        N/A                N/A                 N/A


5.  Third Party Suppliers           100% Complete     100% Complete      100% Complete      100% Complete


6.  Third Party Customers           100% Complete     100% Complete      100% Complete      100% Complete




                                                                                            Page 13 of 15

                                                                     FORM 10-Q


                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Certain of the matters discussed in Management's Discussion and Analysis contain certain forward-looking statements concerning the Company's operations, economic performance, and financial condition. These statements are based on the Company's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated.



PART II - OTHER INFORMATION


Item 6. Exhibits and reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended October 31, 1998.


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





                                                    THE OHIO ART COMPANY
                                                   ----------------------
                                                        (Registrant)





Date:     December 14, 1998                    /s/ William C. Killgallon
                                               --------------------------
                                                   William C. Killgallon
                                                   Chairman of the Board





Date:     December 14, 1998                      /s/ M. L. Killgallon II
                                                 ------------------------
                                                     M. L. Killgallon II
                                                         President





Date:     December 14, 1998                        /s/ Paul R. McCusty
                                                   ----------------------
                                                       Paul R. McCusty
                                                   Vice President Finance