Form 10-K405
period 1999-01-31
OHIO ART CO
filed 1999-09-03
CIK 73942

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K


Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended January 31, 1999.

Commission file number 0-4479.


                              THE OHIO ART COMPANY
--------------------------------------------------------------------------------

             (Exact name of Registrant as specified in its charter)

                  Ohio                                   34-4319140
-----------------------------------------     ----------------------------------

     (Sate or other jurisdiction of                     (IRS Employer
     incorporation or organization)                  Identification No.)

       P.O. Box 111, Bryan, Ohio                            43506
-----------------------------------------     ----------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: 419-636-3141


Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
   Common Stock, $1 Par Value                  American Stock Exchange
------------------------------------   -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:  None



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements or any amendment to this Form 10-K. [ X ].

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of May 3, 1999 was approximately $4,400,000 (based upon the closing price on The American Stock Exchange). The number of shares outstanding of the issuer's Common Stock as of May 3 and August 27, 1999 was 886,784. It is estimated that 32% of such stock is held by non-affiliates. (Excludes shares beneficially owned by officers and directors and their immediate families).

SAFE HARBOR STATEMENT

        This document and supporting schedules contain "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995, and as such, only reflects the Company's best assessment at this time. Investors are cautioned the forward-looking statements involve risks and uncertainties, that actual results may differ materially from such statements, and that investors should not place undue reliance on such statements. For a discussion of factors that may affect actual results, investors should refer to Item 1 of this Form 10-K.

                                     PART I

Item 1.  Business

        Registrant is principally engaged in two lines of business: (a) the manufacture and distribution of toys (both domestically and internationally) and
(b) the manufacture and sale of custom metal lithography (Ohio Art Diversified) and molded plastic products (Strydel Diversified) to other manufacturers and consumer goods companies. (See Note 7 of Notes to Consolidated Financial Statements included herein for the year ended January 31, 1999.

         Registrant manufactures and markets approximately 50 toy items including the nationally advertised Etch A Sketch(R), Travel Etch A Sketch(R), Pocket Etch A Sketch(R), and Zooper Sounds(TM) Etch A Sketch(R) drawing devices, Betty Spaghetty(R) doll, Water T-Ball, and drums.

         Registrant maintains showrooms in Bryan, Ohio and New York City and distributes its products through its own full-time sales force and through manufacturers' representatives. The toy products are sold directly to general and specialty merchandise chains, discount stores, wholesalers, mail order houses, and both direct to customers and through licensees in foreign countries.

         The Registrant's Diversified Products segments manufacture specialty plastic components and lithographic metal items such as parts for automobile trim, lithographed metal serving trays, replica metal signs, photofilm canisters, decorative tins, and metal food containers. These products are sold to others directly or through manufacturers' representatives.

         The following table reflects the approximate percentage of total sales contributed by each class of similar products of Registrant's total sales in any of the last three fiscal years.

CLASS                                                Year Ended
                                        1/31/99     12/31/97      12/31/96

Writing and Drawing Toys..............  29%         51%           49%
Activity Toys.........................  15%         10%           16%
Small Dolls...........................  23%         0%            0%
Diversified Products..................  33%         39%           35%


         The Company's fiscal year was changed from December 31 to January 31 effective in 1999.

         The toy industry is highly competitive, and among Registrant's competitors are a number of substantially larger firms having greater financial resources and doing a substantially greater volume of business. Published statistics for the year 1998 indicate the Registrant accounted for less than one percent (1%) of the total toy sales in the United States. Competition in Registrant's business is believed to be based on novelty of product, customer appeal, merchandising of character licenses, ability to deliver products on a timely basis, price, and reputation for quality.

         Sales of the Diversified Products segments are primarily products manufactured to customers' specifications. Registrant believes that the principal competitive factors in this business are price and demonstrated ability to deliver quality products on a timely basis.

         Registrant's toy business is seasonal and historically approximately 60% to 70% of its sales have been made in the last six months of the calendar year. Second half shipments in the last two fiscal years amounted to 61% and 64% of annual sales respectively. Second half sales have shown particular strength in recent years due to the introduction of new products supported with television advertising concentrated in the primary selling season prior to Christmas. The Company's customers in recent years tend to order later in the year in an effort to control inventories, particularly in years with uncertain economic conditions. The Diversified Products segments do not have any established seasonal pattern.

         Registrant's order backlog at the end of any fiscal year is not a meaningful predictor of financial results of the preceding or succeeding year. Historically, new toy products have been introduced to the trade at the annual industry trade fair in February in New York and at foreign trade fairs which generally occur within a thirty day period prior to the U.S. trade fair. In recent years there has been a trend to earlier introduction of new items to major customers. Major customers normally place tentative orders during the first and second calendar quarters which indicate the items they will be buying for the coming season and an indication of quantity. These orders are usually "booking" orders which have no designated shipment date. Customers confirm specific shipment dates during the year to meet their requirements. Industry practice is that these orders are cancelable until shipped at no cost to the customer. As the Registrant's product mix has changed to a higher percentage of promotional type products in recent years, the dollar amount of orders in the order backlog which have been canceled in the third and fourth calendar quarters has been unpredictable. It is therefore difficult to state the level of order backlog believed to be firm during the first calendar quarter.

         Order backlog at any point in time is impacted by the timing of the February trade fair and placing of initial tentative orders by major accounts, the product mix between spring and fall items, the mix between domestic versus international orders, and the year-end inventory carry-over of the Company's products at the retail level on the part of its customers. The order backlogs believed to be firm, subject to comments above, as of mid-August were:

                      1999 - approximately  $22,900,000
                      1998 - approximately  $30,900,000

         However, approximately $15,200,000 of the mid-August 1998 orders were cancelled in mid-fourth quarter by major toy retailers.

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

         Registrant imports a variety of plastic and miscellaneous parts as well as finished products from China and Thailand as well as steel from Japan for its lithography business. In the fiscal year ended January 31, 1999, these imports accounted for approximately 20% of the total cost of goods sold. Tariffs, internal affairs of foreign countries, and other restraints on international trade have not materially affected Registrant to date but no assurance can be given that these conditions will continue. Registrant has utilized forward exchange contracts to cover requirements for major purchase commitments based on foreign currencies. However, the use of foreign exchange contracts has not been necessary in the past six years.

         Preventing competitors from copying Registrant's toy products is important, and where possible, Registrant attempts to protect its products by the use of patents, trademarks, copyrights, and exclusive licensing agreements. Registrant believes its patents, trademarks, trade names, copyrights, and exclusive licensing agreements are important to its business, but it is unable to state what their value is or that their validity will be maintained, or that any particular pending application will be successful. It is believed that the loss of proprietary rights for any important product might have a material adverse effect on Registrant's business.

         Registrant's Diversified Products segments sell products manufactured to customers' specifications and do not rely on its own patents, trademarks, or copyrights to any extent.

         The Registrant has an established program for licensing others for manufacture and/or distribution of its products outside the United States. Although international sales decreased in 1996 and 1997, the trend reversed again in the fiscal year ended January 31, 1999 as new relationships in Europe were developed and were successful, mainly due to new product introductions.

         Because of the seasonal nature of the Registrant's business, the number of full-time employees at January 31, 1999 and December 31, 1997 and 1996 is not as indicative of activity as the average number of employees during the year. The average number of employees has been: 1999 - 323; 1997 - 303; 1996 - 315.

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

         Registrant maintains its own design and development staff and, in addition, utilizes contractual arrangements with outside development groups. Approximately $710,000 as of January 31, 1999, $1,100,000 in 1997, and $610,000
in 1996, was spent on such activities. The increase in expense for 1997 was because of a decision to use outside development groups to introduce product concepts, engineer and build working prototypes, and refine the final product. In 1997, approximately $400,000 was spent with two outside development groups.

         Customers of the toy segment include a number of large retailers. A number of major toy retailers have, in recent years, experienced financial difficulties resulting in either bankruptcy, restructuring, or slow payment. The loss of any of these customers could have a material adverse effect on this segment of Registrant's business. Registrant's consolidated revenues for the fiscal year ended January 31, 1999 included approximately $7,100,000 ($5,000,000 and $3,800,000 for the years ended December 31, 1997 and 1996, respectively) of sales to Wal-Mart and sales to Toys R Us of $5,400,000 ($4,200,000 in 1997). These customers are major toy retailers.

         Sales of the Registrant's Diversified Products segments are concentrated in a limited number of accounts. Sales to the five largest customers account for approximately 63% of the total sales of these segments. The loss of any of these customers could have a material adverse effect on the Diversified Products segments of Registrant's business.

Item 2.  Properties

         Registrant owns plants located at Bryan, Ohio, which consist of approximately 50,000 square feet of office, 725,000 square feet of production, and 235,000 square feet of warehouse space. Registrant also owns a plant at Stryker, Ohio, which consists of approximately 134,000 square feet. The majority of Registrant's facilities are of masonry construction and are adequate for its present operation. Production, other than metal lithography, which is normally scheduled on a three-shift, eight hour, five day week with overtime for Saturday and Sunday, is primarily on a one-shift basis at the Bryan, Ohio facilities. The Bryan facilities run second shift operations on selected toy items during seasonal demand peaks. The Stryker, Ohio plant is normally scheduled on the basis of three-shift operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

        The principal market for the Common Stock of The Ohio Art Company is the American Stock Exchange under Ticker Symbol OAR. The approximate number of record holders of the Company's Common Stock at January 31, 1999 was 691. The high and low sales prices of the stock on that Exchange, as reported by the Exchange, and earnings (loss) and dividends per share paid on the stock in 1999 and 1997 by quarter, were as follows:

                              Fiscal Year Ended January 31, 1999
               -----------------------------------------------------------------
                       Sales Prices                   Income           Dividend
                  High               Low              (Loss)           Declared
               -----------------------------------------------------------------

Feb - Apr......  $39.00           $21.50               $(1.04)          $.04
May - Jul......   28.50            21.88                  .34            .04
Aug - Oct......   30.88            21.75                 1.11            .04
Nov - Jan......   41.50            15.50                (2.51)           .04

                              Fiscal Year Ended December 31, 1997
               -----------------------------------------------------------------
                       Sales Prices                   Income           Dividend
                  High               Low              (Loss)           Declared
               -----------------------------------------------------------------

Jan - Mar......  $19.75           $15.50               $(1.34)          $.08
Apr - Jun......   20.00            15.88                (2.60)           .04
Jul - Sep......   17.25            14.75                 (.31)           .04
Oct - Dec......   15.25            14.63                (1.43)           .04

Given the financial condition of the Company, the Board of Directors suspended dividend payments effective April 16, 1999.

Item 6.  Selected Financial Data

                          FIVE YEAR SUMMARY OF SELECTED
                FINANCIAL DATA YEARS ENDED JANUARY 31, 1999, AND
                    DECEMBER 31, 1997, 1996, 1995, and 1994.
                   Amounts in thousands, except per share data

                                                                           DECEMBER 31
                                            JAN 31,     --------------------------------------------------
                                             1999          1997         1996         1995          1994
                                             ----          ----         ----         ----          ----

Net Sales and Other
  Income ...............................   $  47,149    $  37,081    $  37,527    $  49,230   $  41,073
Net Income (Loss) ......................      (1,827)      (5,144)      (1,701)       1,961         824
Net Income (Loss) per Share of Common
     Stock(a) ..........................       (2.10)       (5.68)       (1.86)        2.04         .83
Dividends Declares per Share of Common
     Stock(b) ..........................         .16          .20          .25          .24         .15
Book Value per Share of Common Stock (c)        5.82         9.71        15.24        17.51       15.97
Average Number of Shares Outstanding ...     869,307      904,903      915,630      963,048     994,154
Stockholders of Record (d) .............         691          621          594          600         660
Working Capital ........................   $  (8,479)   $   8,207       $8,318    $  10,375   $   9,311
Property, Right and
  Equipment (net) ......................      11,478       12,241       11,465        5,464       5,544
Total Assets ...........................      30,773       31,731       28,083       25,572      25,174
Long-Term Obligations ..................         777       15,073        8,362          667         455
Stockholders' Equity ...................       5,164        8,668       14,055       16,832      15,886
Average Number of Employees ............         323          303          315          304         302

Note:  All prior periods have been restated to reflect the two for one stock split in 1996.

(a) Based upon average shares outstanding during the year.

(b) Stock or cash dividend paid every year since 1908.

(c) Based upon shares outstanding at year-end.

(d) Includes Employee Stock Ownership Plan participants who were 100% vested at year-end.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

        The following table sets forth for the periods indicated selected expense and earnings items, the percentage relationship to net sales, and the percentage increase or decrease of such items as compared to the corresponding period:

                                        JAN 31,     DEC 31.      DEC 31,     JAN 31,     DEC 31,
                                         1999        1997         1996        1999        1997
                                         ----        ----         ----         ----       ----
                                            (Dollars in thousands)          %Increase (Decrease)
Net Sales .........................   $ 45,937    $ 36,291     $ 36,420        26.6%      (.4)%
Gross Margin ......................     14,756       7,513        8,855        96.4%    (15.2)%
Percent of Net Sales ..............       32.1%       20.7%        24.3%
Selling, Administrative and General   $ 15,997    $ 12,260     $ 12,356        30.5%      (.8)%
Percent of Net Sales ..............       34.8%       33.8%        33.9%

Loss from Operations ..............   $     28    $  4,756     $  2,394        99.4%    (98.7)%
Percent of Net Sales ..............         .1%       13.1%         6.6%

Interest Expense ..................   $  1,668    $  1,124     $    237        48.4%    374.3%
Percent of Net Sales ..............        3.6%        3.1%         .7%

Income Tax Expense (Credit) .......   $    130    $   (736)    $   (930)     (117.7%)    20.9%
Percent of Net Sales ..............          3%       (2.0)%       (2.6)%

Net Loss ..........................   $  1,827    $  5,144     $  1,701        64.5%   (202.4)%
Percent of Net Sales ..............        4.0%       14.2%         4.7%



        Net sales increased by approximately $9,600,000 for the twelve months ended January 31, 1999 (1999) as compared to the twelve months ended December 31, 1997 (1997). Effective February 1, 1998, the Company elected to change its year end from December 31 to January 31. All four reportable segments had an increase in net sales. Domestic Toy increased approximately $5,300,000, International Toy increased approximately $3,000,000, Ohio Art Diversified increased approximately $500,000, and Strydel Diversified increased approximately $800,000.

        The increase in sales in the toy segments ($8,300,000) was the result of a new product introduction, the Betty Spaghetty(R) fashion doll whose sales amounted to approximately $11,000,000 in 1999. This increase was offset by a decrease in sales of our Etch A Sketch(R) line of products (Classic, Travel, and Pocket) of approximately $2,900,000.

        Sales were flat in 1997 as compared to 1996 as the increase in sales for the Diversified Products segments of approximately $1,400,000 was offset by the loss of sales of approximately $1,500,000 for the toy segments.

        The decrease in sales for the toy segments was primarily a decrease in the sale of basketball games which decreased approximately $1,200,000 from 1996 to 1997, as major retailers did not list our basketball games. Also contributing to the decrease in sales was the voluntary recall of the Splash Off Water Rocket, a product which was introduced in early 1997. Potential sales of this product in 1997 were eliminated due to the recall. It had been selling well at retail prior to the voluntary recall.

        The International Toy segment sales, foreign royalty income, and direct shipments from foreign manufacturers to foreign customers included in consolidated revenues amounted to approximately $6,640,000, $3,360,000, and $4,222,000 in 1999, 1997, and 1996 respectively.

        The decrease in revenues for the international toy business in 1997 from 1996 was the inability to develop key business relationships with overseas partners because our products were not well received on the international market.

        The 1997 increase in sales for the Diversified Products segments of approximately $1,400,000 consists of an increase of approximately $1,600,000 for the Ohio Art Diversified Products segment, and a decrease of approximately $200,000 for the Strydel Diversified Products segment injection molding facility. Recognizing an opportunity to increase sales and profits in our Lithography area, the Company expanded the lithography capacity by installing a new lithography line in 1996. This resulted in the 1997 increased sales in the Ohio Art Diversified Products segment.

        Net revenues for the one-month period ended January 31, 1998 were flat compared to the one-month period ended January 31, 1997, but resulted in a loss after taxes of $1,084,000 versus a loss after taxes of $505,000 for the similar period of 1997, or an increase of $579,000. In January 1997, a tax credit of $272,000 was recorded in anticipation of future profits or a loss carryback if the full year resulted in a loss. However, in January 1998, no tax credit was recorded since losses could no longer be carried back for tax purposes. Selling expenses increased approximately $176,000 for the one-month period ended January 31, 1998 as compared to the one-month period ended January 31, 1997. Of this increase, outside product development expenses increased approximately $145,000 all of which was related to the bend sensor technology utilized in our Bull Frogg interactive plush toy.

        The Company's gross profit margin percentage in 1999 (32.1%) increased significantly from the level of the prior year (20.7%). Unabsorbed overhead expense, primarily at the Bryan, Ohio facility decreased approximately $2,400,000 from the 1997 level. The sales mix especially for the toy segments, impacted the gross profit margin percentage favorably primarily because of sales of the Betty Spaghetty(R) fashion doll and Water T-Ball.

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

        Selling, administrative, and general expenses increased both in dollars and as a percentage of net sales in 1999 from the 1997 levels. Advertising expense accounted for approximately $2,700,000 of the total increase of approximately $3,700,000 for 1999 versus 1997. Although advertising expense would increase because the Company tries to control advertising expense to a percentage of sales, unforeseen and substantial order cancellations late in the 1999 fiscal year by major toy retailers occurred too late to cancel advertising commitments made during the summer months. Royalty expense increased approximately $1,100,000 as the sales of products subject to royalty, particularly the Betty Spaghetty(R) fashion doll, increased.

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

        Interest expense increased approximately $500,000 in 1999 over 1997 as the Company carried over a higher level of debt from the previous year due to the financing of a new lithography system and previous years' losses. The Company then maintained a higher level of borrowing throughout the year resulting in the increased interest expense.

        Interest expense increased significantly in 1997 ($1,124,000) from 1996 ($237,000) primarily due to the purchase of a new lithography system in 1996 for approximately $6,000,000 which was financed through borrowings. In addition, the losses generated in 1996 and 1997 increased the level of debt outstanding throughout 1997.

        The 1999 loss occurred primarily in the fourth quarter of the year as the Company had reported a profit of $356,000 for the nine months ended October 31, 1998. This was the first time in 15 years that the Company had reported a loss for the year after having reported a profit for the first nine months and was due to toy retailers, without advance notice, unpredictably reducing their historical toy inventory levels instead of pursuing incremental sales during the holiday season.

        The 1997 loss resulted from reduced gross margins as previously explained, the voluntary recall of the Splash Off Water Rocket, increased interest expense, and a one time non-recurring charge of approximately $800,000 to write off the remaining value of goodwill.

        Note 3 of Notes to Consolidated Financial Statements presents the components of the income taxes (credits) for 1999, 1997, and 1996, and the reconciliation of taxes at the statutory rate to the Company's income tax expense.

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

        The Company's current ratio at January 31, 1999 decreased to .7 to 1 from 2.1 to 1 at December 31, 1997. The decrease is directly attributable to the classification of bank debt as a current liability. The Company was not in compliance with the loan covenants of the bank agreements and the bank would not furnish waivers at January 31, 1999. The Company's lender formally declared a default on April 30. 1999. The Company is currently negotiating with several lenders to replace its current lender and obtain financing. The Company believes that it will be able to do so.

        The Company's current ratio at December 31, 1997 decreased to 2.1 to 1 from 2.6 to 1 at December 31, 1996. The decrease is attributable to the current portion of long-term debt, based upon 1998 maturities ($1,000,000) and anticipated paydowns of the revolver. At December 31, 1996, this debt had been carried under the revolver agreement and classified as long-term. In addition, accrued advertising at December 31, 1997 was approximately $1,000,000 higher than at December 31, 1996 as a payment for television advertising was not made until February 1998 in comparison to pre-year-end payments made in the prior year. Somewhat offsetting these two negative impacts to the current ratio was an increase of approximately $2,000,000 in accounts receivable. Shipments in December 1997 were approximately $1,800,000 higher than December 1996 and obviously were not collected by December 31, 1997.

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

        On May 20, 1998, the Company amended its existing three-year $13,000,000 Revolving Credit Agreement to extend the three-year term until May 2001. The Bank also increased the line to $18,000,000. On December 23, 1998, the Bank met with the Company and announced that they no longer wanted to participate in the Revolving Credit or term agreements. Maximum borrowings during fiscal 1999, including the term loan, amounted to approximately $23,000,000 with an outstanding balance at January 31, 1999 of $12,500,000 on the Revolving Credit Agreement, approximately $4,900,000 on the term loan, and $363,000 in borrowings by the Company's ESOP.

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

        The decrease in the carryover of cash as well as the classification of debt as a current liability did have a negative impact on liquidity during the first and second quarter of 1999. The Company is now negotiating with lenders to obtain financing to pay off the existing bank and provide additional funds for operations.

        During 1999, the Company has not borrowed additional funds from any lending source, but has been operating on cash receipts received from operations which have been sufficient to the date of this filing. The Company intends as a result of cost savings from operations to continue without additional bank borrowing until new financing is obtained.

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

        The Company received an EPA violation letter in May 1999. The Company responded and is negotiating a settlement and does not know whether the proposal will be accepted by the EPA. The Company believes that the proposed settlement will not have material adverse impact on its operations.

        The Company is committed to a long-term environmental protection program that reduces emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental or OSHA concerns.

IMPACT OF INFLATION AND CHANGING PRICES

        The Company's current labor contracts and management compensation policies have lessened the impact that wage inflation has on operations because compensation above base wages has been based on overall Company performance. Although the Company continued to be impacted by increased costs of materials and services during the year ended January 31, 1999, the magnitude of these increases, other than costs of employee health care, over the past several years has not been significant in most areas of the business.

        In recent years a higher percentage of component parts used in the Company's products have been purchased from sources outside of the United States. Changes in product mix in 1999, 1997, and 1996 resulted in only a small portion of these purchases being committed in foreign currencies and therefore only minor exposure to exchange risk.

        Some of the primary raw materials used in the manufacture of the Company's products are petrochemical derivative plastics. Costs of these raw materials are closely tied to the price of oil. Costs increased in 1997 from 1996 levels but decreased by the end of 1997 and remained relatively constant throughout 1998. It is anticipated that there will be a minor (less than 5%) increase in plastic prices in 1999. During a period of rapidly rising costs the Company is not able to fully recover these cost increases through price increases due to competitive conditions and trade practices.

IMPACT OF YEAR 2000

        The Company's plan to resolve the Year 2000 issue has been segregated into the following six areas:

Mainframe Computer System. Based on an assessment that was made in 1997, the Company determined that it would be necessary to upgrade its current version of software used on its mainframe computer system in order to be Year 2000 compliant. Since only minor modifications will be made internally to the packaged software, implementation of the Year 2000 compliant software version should be relatively straightforward. The Company has upgraded its hardware to handle the new software. Costs incurred to date, the majority of which relate to the mainframe computer and software, approximate $160,000, the majority of which has been financed under an operating lease, will be expensed monthly over the next two years. Future costs to implement the remaining phases are estimated to be $50,000 to $100,000, although it is difficult to predict what problems the Company will encounter. Previously, the current version of software was tested by forwarding the dates into the year 2000, and the software did run, although the year 00 came before the year 99. The major problems occurring because of this would be in the Accounts Payable and Accounts Receivable areas. The potential solution would be to double the staff in each department, from two employees to four employees, to manually sort the dates for approximately three to four months until the majority of the 99 dates are eliminated. However, there is the risk, that the current updated software may not run at all virtually shutting down the Company. If this remote possibility would happen, the Company would revert to the older software version and hire the additional four people.

Personal Computers. The Company has also evaluated the personal computers and related software used within the Company and, with minor upgrades, it is believed there will be no problems experienced or if there are, they will be minor and isolated. Approximately three to six personal computers must be upgraded or replaced, at a cost of $5,000 to $10,000. The Company will back-up all data on each computer just prior to January 1, 2000, and in the unlikely event that certain computers will not function properly, the data could be run on another personal computer.

Operating Equipment with Embedded Chips or Software. The Company has completed an assessment of its manufacturing facilities for potential problems with equipment. The Company has isolated any significant problems to the four-color lithography line which was installed in 1997. The manufacturer of the equipment is located in Germany, and they were at the Bryan facility during the April May time frame to test and implement any changes needed to insure that the equipment will be operational in January of 2000. Testing was performed and it appears that no problems will be encountered. In the unlikely event that the equipment would not function, the Company believes that most of the work scheduled for this machine could be run on older equipment which is not programmable, since the lithography department is not at full capacity in January.

Products. Based on a review of its product line, the Company has determined that all of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents any exposure as it relates to the Company's products.

Third Party Suppliers. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. However, the majority of the Company's products are manufactured overseas, and the Company has sent representatives to these facilities. These manufacturers do not have sophisticated computer systems, and generally rely on personal computers. If these personal computers are not Year 2000 compliant, the manufacturers have assured the Company that they could still supply the products needed. However, if they could not supply the products needed, it would have a material impact on the Company.

Third Party Customers. The Company's top six customers account for approximately 50% of sales, and the major interface with these customers is the transmission of orders via E.D.I. The Company has tested and implemented changes needed and feels confident that January 2000 will not pose a problem. G.E. Information Systems has certified that the Company is Year 2000 compliant on E.D.I. Costs incurred to date approximate $1,000 to $2,000 and were charged to operations. Future costs are estimated at $1,000 to $2,000 if additional customers request that their E.D.I. systems be tested.

Item 7A.  Market Risk Disclosures

         The Company's earnings and cash flow are not directly impacted by foreign currency exchange since all purchases and sales are made in U.S. currency. However, the Company could be affected indirectly, both positively or negatively, since the majority of its toy products are manufactured by an unrelated party overseas and the price of the products is influenced by the foreign exchange rate.

Item 8.  Financial Statements and Supplementary Data

                         Report of Independent Auditors

Board of Directors and Stockholders
The Ohio Art Company

We have audited the accompanying consolidated balance sheets of The Ohio Art Company and subsidiaries as of January 31, 1999 and December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended January 31, 1999, the one-month period ended January 31, 1998, and each of the two years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14a. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Ohio Art Company and subsidiaries at January 31, 1999 and December 31, 1997 and the consolidated results of their operations and their cash flows for the year ended January 31, 1999, the one-month period ended January 31, 1998 and each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that The Ohio Art Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has a working capital deficiency. In addition, the Company has not complied with certain covenants of its loan agreement with its existing lenders. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                  ERNST & YOUNG LLP

Toledo, Ohio
March 12, 1999

                        CONSOLIDATED FINANCIAL STATEMENTS
                      The Ohio Art Company and Subsidiaries
                           Consolidated Balance Sheets

                                                          January 31   December 31
                                                             1999         1997
                                                         -----------   -----------
ASSETS
Current assets:
     Cash and cash equivalents                           $   182,329   $ 1,846,404
     Accounts receivable, less allowances of
       $515,000 in 1999 and $415,000 in 1997               6,582,457     8,295,072
     Income taxes recoverable                              1,034,734     1,066,346
     Inventories:
       Finished products                                   7,450,360     3,581,942
       In process                                            497,894       312,434
       Materials and purchased parts                       2,220,077     2,356,891
                                                         -----------   -----------

       Inventories at FIFO                                10,168,331     6,251,267
       Less adjustment to reduce inventories to
         last-in, first-out (LIFO) method                  2,552,058     2,447,285
                                                         -----------   -----------
       Inventories at LIFO                                 7,616,273     3,803,982
     Prepaid expenses                                        937,741       824,177
                                                         -----------   -----------
Total current assets                                      16,353,534    15,835,981

Other assets:
     Cash value of life insurance, less policy loans
         of $455,076 in 1999 and $437,094 in 1997            445,914       649,649
     Marketable equity security                            1,312,770     1,590,563
     Deposits and advances                                   245,260       181,242
     Pension                                                 937,611       871,731
                                                         -----------   -----------
                                                           2,941,555     3,293,185
Property, plant and equipment:
     Land                                                    164,626       164,626
     Land improvements                                       153,494       135,261
     Leasehold improvements                                  132,920       132,920
     Buildings and building equipment                      7,485,543     7,103,551
     Machinery and equipment                              29,275,979    28,441,894
                                                         -----------   -----------
                                                          37,212,562    35,978,252
     Less allowances for depreciation and amortization    25,734,272    23,736,776
                                                         -----------   -----------
                                                          11,478,290    12,241,476
                                                         -----------   -----------
                                                         $30,773,379   $31,370,642
                                                         ===========   ===========

See accompanying notes.


                      The Ohio Art Company and Subsidiaries
                     Consolidated Balance Sheets (continued)


                                                               January 31      December 31
                                                                  1999            1997
                                                              ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                         $  4,870,300    $  3,609,799
     Employees' compensation and amounts withheld therefrom        392,626         660,115
     Taxes, other than income taxes                                339,090         426,026
     Other liabilities                                           1,394,220       1,338,633
     Dividend payable                                               35,452          35,691
     Long-term debt due or callable within one year             17,800,792       1,559,000
                                                              ------------    ------------
Total current liabilities                                       24,832,480       7,629,264

Long-term obligations, less amounts due or callable within
     one year                                                      777,274      15,073,338

Stockholders' equity:
     Common Stock, par value $1.00 per share:
     Authorized - 1,935,552 shares
     Outstanding - 886,784 shares in 1999 and 892,271
       shares in 1997 (excluding 72,976 and 67,489
       treasury shares, respectively)                              886,784         892,271
     Additional paid-in capital                                    196,898         204,671
     Retained earnings                                           3,934,444       7,145,602
     Accumulated other comprehensive income, net of tax            508,499         788,496
     Reduction for ESOP loan guarantee                            (363,000)       (363,000)
                                                              ------------    ------------
Total stockholders' equity                                       5,163,625       8,668,040
                                                              ------------    ------------
                                                              $ 30,773,379    $ 31,370,642
                                                              ============    ============


See accompanying notes.


                      The Ohio Art Company and Subsidiaries
                      Consolidated Statements of Operations

                                                              Year ended
                                           --------------------------------------------     Month ended
                                            January 31                December 31           January 31,
                                               1999            1997            1996            1998
                                           ------------    ------------    ------------    ------------
Net sales                                  $ 45,936,531    $ 36,290,922    $ 36,419,719    $  1,415,598
Royalty income                                  902,265         521,126         705,966          13,221
Other income                                    309,902         268,478         401,507          12,933
                                           ------------    ------------    ------------    ------------
                                             47,148,698      37,080,526      37,527,192       1,441,752
                                           ============    ============    ============    ============
Costs and expenses:
     Cost of products sold                   31,180,536      28,777,624      27,565,050       1,554,397
     Selling, general and administrative     15,996,639      12,259,562      12,355,881         825,923
     Interest                                 1,668,189       1,124,149         237,193         110,834
     Charge for impairment of goodwill             --           799,320            --              --
                                           ------------    ------------    ------------    ------------
                                             48,845,364      42,960,655      40,158,124       2,491,154
                                           ------------    ------------    ------------    ------------
Loss before income taxes                     (1,696,666)     (5,880,129)     (2,630,932)     (1,049,402)

Income taxes (credit)                           130,000        (736,000)       (929,847)         35,000
                                           ------------    ------------    ------------    ------------

Net loss                                   $ (1,826,666)   $ (5,144,129)   $ (1,701,085)   $ (1,084,402)
                                           ============    ============    ============    ============

Net loss per share                         $      (2.10)   $      (5.68)   $      (1.86)   $      (1.19)
                                           ============    ============    ============    ============

Average number of shares outstanding            869,307         904,903         915,630         913,914



See accompanying notes.


                      The Ohio Art Company and Subsidiaries
                 Consolidated Statements of Stockholders' Equity

                                                                                   Additional
                                                               Common Stock     Paid-In Capital   Retained Earnings
                                                            -----------------------------------------------------------
Balances at January 1, 1996                                      $480,633           $732,995        $15,573,728
     Net loss                                                                                        (1,701,085)
     Other comprehensive loss, net of tax:
       Unrealized gain on marketable equity security of
         $64,452 net of reclassification adjustment for
         gain of $79,384 included in net loss
     Pension liability adjustment


     Comprehensive loss
     Cash dividends declared ($.25 per share)                                                          (234,281)
     Stock split                                                  470,751           (470,751)
     Purchase of 29,107  treasury shares                          (29,107)           (36,936)          (749,552)
                                                            -----------------------------------------------------------

Balances at December 31, 1996                                     922,277            225,308         12,888,810
     Net loss                                                                                        (5,144,129)
     Other comprehensive loss, net of tax:
       Unrealized gain on marketable equity security
     Pension liability adjustment


     Comprehensive loss
     Cash dividends declared ($.20 per share)                                                          (180,673)
     Purchase of 30,006 treasury shares                           (30,006)           (20,637)          (418,406)

                                                            -----------------------------------------------------------
Balances at December 31, 1997                                     892,271            204,671          7,145,602
     Net loss for the month                                                                          (1,084,402)
     Other comprehensive loss, net of tax:
         Unrealized gain on marketable equity
           security


     Comprehensive loss
     Purchase of 163 treasury shares                                 (163)              (105)            (2,126)

                                                            -----------------------------------------------------------
Balances at January 31, 1998                                      892,108            204,566          6,059,074



                                                              Accumulated Other      Reduction for
                                                             Comprehensive Income   ESOP Loan Guaranty        Totals
                                                            -----------------------------------------------------------

Balances at January 1, 1996                                         $407,587         $     (363,000)      $16,831,943
     Net loss                                                                                              (1,701,085)
     Other comprehensive loss, net of tax:
       Unrealized gain on marketable equity security of
         $64,452 net of reclassification adjustment for
         gain of $79,384 included in net loss                        (14,932)                                 (14,932)
     Pension liability adjustment                                    (10,565)                                 (10,565)
                                                                                                           ------------

     Comprehensive loss                                                                                    (1,726,582)
     Cash dividends declared ($.25 per share)                                                                (234,281)
     Stock split
     Purchase of 29,107  treasury shares                                                                     (815,595)
                                                            -----------------------------------------------------------

Balances at December 31, 1996                                        382,090               (363,000)       14,055,485
     Net loss                                                                                              (5,144,129)
     Other comprehensive loss, net of tax:
       Unrealized gain on marketable equity security                 410,596                                  410,596
     Pension liability adjustment                                     (4,190)                                  (4,190)
                                                                                                           ------------

     Comprehensive loss                                                                                    (4,737,723)
     Cash dividends declared ($.20 per share)                                                                (180,673)
     Purchase of 30,006 treasury shares                                                                      (469,049)

                                                            -----------------------------------------------------------
Balances at December 31, 1997                                        788,496               (363,000)        8,668,040
     Net loss for the month                                                                                (1,084,402)
     Other comprehensive loss, net of tax:
         Unrealized gain on marketable equity
           security                                                   68,195                                   68,195
                                                                                                           ------------

     Comprehensive loss                                                                                    (1,016,207)
     Purchase of 163 treasury shares                                                                           (2,394)

                                                            -----------------------------------------------------------
Balances at January 31, 1998                                         856,691               (363,000)        7,649,439


                      The Ohio Art Company and Subsidiaries
           Consolidated Statements of Stockholders' Equity (continued)


                                                                               Additional
                                                          Common Stock      Paid-In Capital    Retained Earnings
                                                            -----------------------------------------------------------
Net loss                                                                                            (1,826,666)
Other comprehensive loss, net of tax:
     Unrealized loss on marketable equity security,
         net of reclassification adjustment for gain
         of $78,985 included in net loss
     Pension liability adjustment


     Comprehensive loss
     Cash dividends declared ($.16 per share)                                                         (142,485)
     Purchase of 5,324 treasury shares                             (5,324)             (7,668)        (155,479)
                                                                   -------             -------        ---------

Balances at January 31, 1999                                     $886,784            $196,898       $ 3,934,444
                                                                 ========            ========       ===========



                                                        Accumulated Other
                                                          Comprehensive       Reduction for
                                                             Income         ESOP Loan Guaranty        Totals
                                                            -----------------------------------------------------------
Net loss                                                                                                (1,826,666)
Other comprehensive loss, net of tax:
     Unrealized loss on marketable equity security,
         net of reclassification adjustment for gain
         of $78,985 included in net loss                         (253,086)                                (253,086)
     Pension liability adjustment                                 (95,106)                                 (95,106)
                                                                                                     --------------

     Comprehensive loss                                                                                 (2,174,858)
     Cash dividends declared ($.16 per share)                                                             (142,485)
     Purchase of 5,324 treasury shares                                                                    (168,471)
                                                                                                          ---------

Balances at January 31, 1999                                     $508,499            $(363,000)        $ 5,163,625
                                                                 ========            ==========        ===========

See accompanying notes.


                      The Ohio Art Company and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                           Year ended
                                                         ----------------------------------------------     Month ended
                                                             January 31               December 31           January 31
                                                               1999            1997            1996          1998
                                                           ------------    ------------    ------------    ------------
OPERATING ACTIVITIES
Net loss                                                   $ (1,826,666)   $ (5,144,129)   $ (1,701,085)   $ (1,084,402)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Provision for depreciation and amortization              1,968,770       1,643,777       1,584,729         157,448
     Deferred federal income taxes                              130,000        (272,000)       (204,900)         35,000
     Gain on sale of marketable equity security                (119,675)           --          (120,384)           --
     Provision for losses on accounts receivable                104,014         108,808          29,659          20,141
     Scholarship obligation expense                              27,228          43,132           3,638           2,473
     Gain on sale of property, plant and equipment              (11,396)        (14,709)        (55,782)           --
     Charge for impairment of goodwill                             --           799,320            --              --
     Changes in operating assets and liabilities:
         Accounts receivable                                 (1,569,043)     (2,181,948)        871,673       3,157,503
         Inventories                                         (3,327,823)        486,228       1,792,323        (484,468)
         Accounts payable                                       944,416         268,005        (417,508)        (25,103)
         Prepaid expense, other assets, accrued expenses
              and other liabilities                            (283,222)        241,633      (2,880,682)         51,449
                                                           ------------    ------------    ------------    ------------

Net cash provided by (used in) operating activities          (3,963,397)     (4,021,883)     (1,098,319)      1,830,041

INVESTING ACTIVITIES
Purchases of property, plant and equipment                   (1,251,640)     (2,434,663)     (7,584,653)       (140,746)
Changes in net cash value of life insurance                     205,234         (60,441)        (45,509)         (1,499)
Proceeds on sale of marketable equity security                  156,990            --           172,800            --
Proceeds from sale of property, plant and equipment              40,750          50,211          75,250            --
Net cash used in investing activities                          (848,666)     (2,444,893)     (7,382,112)       (142,245)
                                                           ------------    ------------    ------------    ------------

FINANCING ACTIVITIES
Borrowings                                                   17,600,000      27,500,000      38,100,000       1,200,000
Repayments                                                  (15,072,645)    (19,613,720)    (30,300,000)     (1,953,574)
Purchase of treasury shares                                    (168,471)       (469,049)       (815,595)           --
Cash dividends paid                                            (142,724)       (181,886)       (226,215)         (2,394)
Net cash provided by (used in) financing activities           2,216,160       7,235,345       6,758,190        (755,968)
                                                           ------------    ------------    ------------    ------------
Cash and cash equivalents:
         Increase (decrease) during year                   $ (2,595,903)   $    768,569    $ (1,722,241)   $    931,828
         At beginning of year                                 2,778,232       1,077,835       2,800,076       1,846,404
                                                           ------------    ------------    ------------    ------------

Cash and cash equivalents at end of year                   $    182,329    $  1,846,404    $  1,077,835    $  2,778,232
                                                           ============    ============    ============    ============



See accompanying notes.


                      The Ohio Art Company and Subsidiaries
                   Notes to Consolidated Financial Statements
                                January 31, 1999


1.       ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of The Ohio Art Company and its subsidiaries (the Company) after elimination of significant intercompany accounts, transactions and profits.

Change in Fiscal Year

During 1997, the Board of Directors approved a fiscal year end change from December 31st to January 31st. The accompanying consolidated financial statements include the results of operations and cash flows for the years ended January 31, 1999 and December 31, 1997 and 1996 and the one-month period ended January 31, 1998.

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

Goodwill

In 1997, as a result of operating losses, cash flow reductions and review of specific products, the Company determined that it had an impairment in value of goodwill under the criteria of Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". Accordingly, the Company recorded an impairment charge of $799,320 ($.88 per share) to write off goodwill in the fourth quarter of 1997 related to a previous business acquisition. The Company is no longer manufacturing products related to this acquisition.

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

Advertising and Sales Promotion

Advertising and sales promotion expenditures are charged to operations in the year incurred. Advertising expense was approximately $5,973,000, $3,283,000, and $2,838,000 for the years ended January 31, 1999 and December 31, 1997 and 1996, respectively, and $90,000 for the one month ended January 31, 1998. Prepaid advertising and sales promotion expenditures amounted to approximately $514,000 and $173,000 at January 31, 1999 and December 31, 1997.

Net Loss Per Share

Net loss per share is computed based upon the average number of shares outstanding during the year after giving effect to released shares held by the Company's Employee Stock Ownership Plan. The Company has no potentially dilutive securities.

Marketable Equity Security

The marketable equity security is categorized as available for sale and as a result is stated at fair value. Unrealized gains and losses, net of deferred income taxes, are included as a component of stockholders' equity until realized. The average cost of the security sold is used to determine the realized gain or loss.

Reclassification

Certain amounts in the December 31, 1997 financial statements have been reclassified to conform to the January 31, 1999 presentation. These reclassifications had no effect on the net loss for the year, working capital or equity.

2.       LONG-TERM OBLIGATIONS

                                                     January 31      December 31
                                                         1999           1997
                                                     -----------    ------------

Revolving credit agreements                          $12,500,000     $10,000,000
Term loan                                              4,937,792       5,686,208
Long-term obligation--scholarships                       156,517         158,066
Long-term obligation--pension                            620,757         425,064
Note payable by ESOP, guaranteed by the Company          363,000         363,000
                                                         -------         -------
                                                      18,578,066      16,632,338

Less current portion                                  17,800,792       1,559,000
                                                     -----------    ------------

                                                     $  -777,274     $15,073,338
                                                     ===========     ===========

                      The Ohio Art Company and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

2.       LONG-TERM OBLIGATIONS (continued)

The Company has a credit agreement that provides for borrowings up to $18,000,000 on a revolving credit basis to May 2001 at the Bank's prime rate (increased to prime plus 1% effective February 1, 1999). The credit agreement is collateralized by certain assets of the Company and including certain real estate.

The term loan is payable to a bank in monthly installments of $96,535 including interest at 9.0% through June 2002, with a balloon payment due in June 2002 totaling $2,193,000. The loan is collateralized by certain lithography equipment.

The credit agreement, term loan and the term loan payable by ESOP contain certain financial covenants that require, among other things, maintenance of minimum amounts and ratios of working capital, minimum amounts of tangible net worth and maximum ratio of indebtedness to tangible net worth and that limit purchases of property, plant and equipment. Certain financial covenants have not been met. As a result, borrowings under the credit agreement, term loan and note payable by the ESOP have been classified as current liabilities.

As described above, the Company has not complied with certain covenants of its loan agreement with its existing lenders, and the Company has incurred recurring operating losses and has a working capital deficiency. The existing lenders have indicated they will not be extending their loan commitments. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is in the process of discussing financing with new lenders beyond the end of fiscal 2000. Until a commitment is signed with new lenders, such borrowings will be shown as short-term in the financial statements. Management is confident that they will obtain new lending commitments. In addition, management has instituted cost controls and has operational plans in place that they believe will return the Company to a profitable status.

The Company has recorded the present value of the long-term obligations related to ETCH A SKETCH(R) scholarship contests conducted in 1985 and 1990. Future payments to the contest winners are payable by the Company through 2012.

Scheduled maturities of the term loan for the years subsequent to January 31, 1999 are as follows: 2000 - $743,000; 2001 - $813,000; 2002 - $889,000; 2003 -
$2,493,000. However, such amounts have been classified as current based upon not meeting certain financial covenants as of January 31, 1999.

Interest paid during the years ended January 31, 1999 and December 31, 1997 and 1996 and the month ended January 31, 1998 was $1,640,287, $1,037,668, $455,594 and $110,834, respectively. The Company capitalized $216,989 of construction period interest into plant and equipment in 1996.

                      The Ohio Art Company and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

3.       INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      January 31  December 31
                                                         1999        1997
                                                       -------    -------

Deferred tax assets:                                     (In Thousands)
     Net operating loss carryforward (expires 2012)    $ 1,860    $ 1,046
     Inventories                                           609        184
     Supplemental benefit accrual                          213        131
     Charitable contribution carryover                     201        145
      Allowance from collectible accounts receivable       175        141
     Nondeductible accruals                                141        174
     Other                                                 129        190
                                                       -------    -------
                                                         3,328      2,011
                                                       -------    -------

Deferred tax liabilities:
     Depreciation                                          976        670
     Unrealized gain on marketable equity security         333        428
     Pension accrual                                       259        280
                                                       -------    -------
                                                         1,568      1,378
                                                       -------    -------
                                                         1,760        633
Valuation allowance                                     (1,760)      (633)
                                                       -------    -------

Net deferred taxes                                     $  --      $  --
                                                       =======    =======


Significant components of the provision (credit) for federal income taxes attributable to operations are as follows:

                          Year ended
             -------------------------------------
                                                       Month Ended
                                                       January 31
             January 31          December 31              1998
             1999                 1997       1996
             ----------------------------------------------------------
                                  (In Thousands)
Current                         $(464)     $(725)
Deferred     $ 130               (272)      (205)         $ 35
             ----------------------------------------------------------
             $ 130              $(736)     $(930)         $ 35

                      The Ohio Art Company and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

3.       INCOME TAXES (continued)

The reasons for the difference between total income tax expense (credit) and the amount computed by applying the statutory federal income tax rate to income
(loss) before income taxes follows:

                                                          Year ended
                                             ---------------------------------------
                                                                                                 Month Ended
                                              January 31          December 31                     January 31
                                                 1999                1997              1996          1998
                                             ------------------------------------------------------------------
                                                                     (In Thousands)
Income taxes (credit) at statutory rate          $(577)             $(1,999)           $(895)     $   (357)
Charge for goodwill impairment                                          272
Valuation allowance                                758                  633                            369
Effect of tax rate difference on net
     operating loss carryback                                           200
Other items (credit)                               (51)                 158              (35)           23
                                             ------------------------------------------------------------------
Total income tax expense                       $   130             $   (736)           $(930)       $   35



Total income tax payments (refunds) for the years ended December 31, 1997, and 1996 were $(128,178) and $887,500, respectively.

4.       PENSION PLANS

The Company adopted FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (Statement 132) for the year ended January 31, 1999. This statement supersedes the disclosure requirements of Statements Nos. 87 and 88. Statement 132 addresses disclosure issues only and does not change the measurement or recognition requirements of Statements Nos. 87 and 88.

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

                                               January 31           December 31
                                                  1999                  1997
                                               ---------------------------------

Change in benefit obligation
Benefit obligation at beginning of year        $11,891,715         $11,339,429
Service cost                                       302,864             316,479
Interest cost                                      871,746             831,153
Actuarial (gains) losses                           945,513             (25,242)
Benefits paid                                     (927,997)           (570,104)
                                               ---------------------------------
Benefit obligation at end of year              $13,083,841         $11,891,715

                      The Ohio Art Company and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

4.       PENSION PLANS (continued)
                                               January 31           December 31
                                                  1999                  1997
                                               ---------------------------------
Change in plan assets:
Fair value of plan assets at beginning of year $11,934,277          $11,112,605
Actual return on plan assets                      851,972            1,254,585
Contributions                                      37,089              137,191
Benefits paid                                    (927,997)            (570,104)
                                               ---------------------------------

Fair value of plan assets at end of year       11,895,341          $11,934,277
                                               =================================

Components of prepaid benefit cost:
Funded status of the plans (underfunded)       (1,188,500)           $  42,562
Unrecognized net actuarial loss                 1,345,856              276,758
Unrecognized transition obligation                166,961              152,448
Unrecognized prior service cost                    59,211               74,745

Prepaid benefit cost                              383,528          $   546,513
                                               =================================

Amounts recognized in the consolidated balance
     Prepaid benefit cost                      $  975,666          $   896,033
     Accrued benefit liability                   (835,444)            (449,366)
     Intangible asset                              35,066               35,706
        Accumulated other comprehensive income    208,211               64,140
                                               ---------------------------------

Net amount recognized                             383,528          $   546,513
                                               =================================

Weighted-average assumptions:
Discount rate                                       7.50%                 9.00%
Expected return on plan assets                      8.50%                10.00%
Rate of compensation increase                       5.50%                 5.00%

Components of net periodic benefit cost:
Service cost                                   $  302,864           $  316,479
Interest cost                                     871,746              831,153
Expected return on plan assets                   (993,671)            (928,608)
Amortization of prior service cost                 15,534               15,534
Amortization of transition amount                 (14,513)             (30,198)
Recognized net actuarial loss                      11,086                   --
                                               ---------------------------------

Benefit cost                                   $  193,046           $  204,360
                                               =================================

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $1,795,794, $1,683,859, and $1,009,446, respectively, as of January 31, 1999, and $1,721,084, $1,355,516, and $922,720, respectively, as of December 31, 1997.

The Company has no nonpension postretirement benefit plans.

                      The Ohio Art Company and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

4.       PENSION PLANS (continued)

The Company has an Employee Stock Ownership Plan (ESOP) for eligible employees which is accounted for in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants. The fair market value of the 21,738 unallocated shares is $345,091 and $323,353 at January 31, 1999 and December 31, 1997, respectively. No unallocated shares are committed to be released within one year. The ESOP has outstanding borrowings which the Company has guaranteed. Accordingly, the Company has recorded the loans as long-term obligations and as reductions of stockholders' equity.

Dividends paid on unallocated shares in the trust are recorded as compensation rather than as dividends.

5.       OTHER COMPREHENSIVE INCOME

In the fourth quarter ended January 31, 1999, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income" which requires that comprehensive income or loss, which is the total of net income or loss and other comprehensive income or loss, be reported in the financial statements. Other comprehensive loss for the Company consists of minimum pension liability adjustments and unrealized gains and losses on certain security investments. Amounts that had previously been recognized in other comprehensive loss are reclassified to net loss in the period realized. Disclosure of comprehensive loss is incorporated into the Statement of Stockholders' Equity.

                      The Ohio Art Company and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

5.       OTHER COMPREHENSIVE INCOME (continued)

The following shows the before and after tax amounts allocated to each component of other comprehensive loss:

                                                     January 31, 1999                              December 31, 1997
                                      -----------------------------------------------------------------------------------------
                                                        Tax (Benefit)                  Before-Tax    Tax (Benefit)
                                       Before-Tax Amount   Expense      Net Amount       Amount         Expense      Net Amount
                                       -----------------   -------      ----------       ------         -------      ----------

Unrealized gain on marketable security   $   978,937    $   333,000    $   645,937    $ 1,258,828    $   428,000    $   830,828
Pension liability adjustment                (208,240)       (70,802)      (137,438)       (64,140)       (21,808)       (42,332)
                                         -----------    -----------    -----------    -----------    -----------    -----------

Other comprehensive loss                 $   770,697    $   262,198    $   508,499    $ 1,194,688    $   406,192    $   788,496
                                         ===========    ===========    ===========    ===========    ===========    ===========



The accumulated balances related to each component of other comprehensive loss is as follows:

                                                         Unrealized Gain on
                                                          Marketable Equity   Pension Liability     Accumulated Other
                                                               Security          Adjustment       Comprehensive Income

Balance at January 1, 1996                                    $ 435,164           $ (27,577)             $ 407,587
Other comprehensive loss for year ended December 31, 1996       (14,932)            (10,565)               (25,497)
                                                              ---------           ---------              ---------

Balance at December 31, 1996                                    420,232             (38,142)              382,090

Other compensation income for year ended December 31, 1997      410,596              (4,190)               406,406
                                                              ---------           ---------              ---------

Balance at December 31, 1997                                    830,828             (42,332)               788,496

Other comprehensive income for month ended January 31, 1998      68,195                  --                 68,195
                                                              ---------           ---------              ---------

Balance at January 31, 1998                                     899,023             (42,332)               856,691

Other comprehensive loss for year ended January 31, 1999       (253,086)            (95,106)              (348,192)
                                                              ---------           ---------              ---------

Balance at January 31, 1999                                   $ 645,937           $(137,438)             $ 508,499
                                                              =========           =========              =========

                      The Ohio Art Company and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

6.       OPERATING LEASES

The Company leases office space and equipment pursuant to operating leases. Total rent expense is less than 1% of total revenues. The lease term for the office space extends through April, 2006 with monthly lease payments of $10,670. In addition, rent for the office lease is subject to escalation based upon the Consumer Price Index. Future commitments under the leases as of January 31, 1999 are:

                   Office              Equipment               Total

2000               $141,348              $402,593              $543,941
2001                145,621               392,577               538,198
2002                150,022               363,826               513,848
2003                154,556               126,948               281,504
2004                159,228                    --               159,228
Thereafter          390,143                    --               390,143
             ---------------------------------------------------------------
                 $1,140,918            $1,285,944            $2,426,862
             ===============================================================


7.       INDUSTRY SEGMENTS

In the fourth quarter ended January 31, 1999, the Company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 superseded Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but does affect the disclosure of segment information.

The Company has four reportable segments: domestic toy, international toy, Ohio Art diversified products, and Strydel diversified products. The domestic toy segment manufactures and distributes toys through major retailers in the United States while the international toy segment manufactures and utilizes foreign licensees to distribute their products throughout the world. Ohio Art diversified products manufactures and sells custom lithographed products to consumer goods companies. The Strydel diversified products segment manufactures and sells molded plastic parts to other manufacturers, including Ohio Art.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains and losses on the Company's investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Intersegment sales are recorded at cost, and as such, there is no intercompany profit or loss on intersegment sales or transfers.

                      The Ohio Art Company and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

7.       INDUSTRY SEGMENTS (continued)

The Company's reportable segments offer either different products in the case of the diversified products segments, or different geographic areas in the case of the two toy segments.

Financial information relating to reportable segments is as follows:

                                                                     International     Ohio Art         Strydel
                                                     Domestic Toy         Toy        Diversified      Diversified       Total
                                                     ------------         ---        -----------      -----------       -----

Year ended January 31, 1999
     Net sales to external customers                 $ 24,557,271    $  6,065,091    $ 12,382,223    $  2,931,946    $ 45,936,531
     Intersegment revenues                                181,220                                       1,030,516       1,211,736
     Interest expense                                  (1,073,841)        (53,030)       (541,318)                     (1,668,189)
     Provision for depreciation and amortization          986,287                         878,967         103,516       1,968,770
     Segment profit (loss)                             (3,614,568)       (613,868)      2,480,082          (7,681)     (1,756,035)
     Segment assets                                    19,741,796       2,006,326      11,839,602       2,527,868      36,115,592
     Expenditures for long-lived assets                   238,415                         936,372          76,853       1,251,640
------------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1997
     Net sales to external customers                 $ 19,191,404    $  3,069,149    $ 11,905,409    $  2,124,960    $ 36,290,922
     Intersegment revenues                                213,920                                       1,528,852       1,742,772
     Interest expense                                    (680,543)        (21,750)       (421,856)                     (1,124,149)
     Provision for depreciation and amortization        1,065,564                         483,741          94,472       1,643,777
     Segment profit (loss)                             (4,638,431)     (1,930,468)      1,763,742        (261,319)     (5,066,476)
     Other significant non-cash items - charge for
       impairment of goodwill                            (799,320)                                                       (799,320)
     Segment assets                                    20,261,150       2,435,436      11,517,117       2,549,454      36,763,157
     Expenditures for long-lived assets                   813,090                       1,492,608         128,965       2,434,663
------------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1996
     Net sales to external customers                 $ 20,074,383    $  3,693,186    $ 10,301,205    $  2,350,945    $ 36,419,719
     Intersegment revenues                                197,000                                       2,059,271       2,256,271
     Interest expense                                    (153,082)         (5,628)        (78,483)                       (237,193)
     Provision for depreciation and amortization        1,151,578                         353,951          79,200       1,584,729
     Segment profit (loss)                             (3,046,452)     (1,742,100)      1,864,074         152,378      (2,772,100)
     Segment assets                                    16,681,048       2,460,638       9,833,952       2,413,421      31,389,059
     Expenditures for long-lived assets                   792,404                       6,723,756          68,493       7,584,653
------------------------------------------------------------------------------------------------------------------------------------


                      The Ohio Art Company and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

7.       INDUSTRY SEGMENTS (continued)

The following are reconciliations between total segment and consolidated totals for revenues, income before income taxes, and assets:

                                                                       Year ended
                                              ---------------------------------------------------------------
                                                  January 31                      December 31
                                                     1999                  1997                 1996
                                              ---------------------------------------------------------------
Revenues
   Total external net sales for
     reportable segments                         $45,936,531           $36,290,922           $36,419,719
   Intersegment revenues for
     reportable segments                           1,211,736             1,742,772             2,256,271
   Other revenues                                  1,212,167               789,604             1,107,473
   Elimination of intersegment
     revenues                                     (1,211,736)          (1,742,772)           (2,256,271)
                                              ---------------------------------------------------------------

Total consolidated revenues                      $47,148,698           $37,080,526       $37,527,192
                                              ===============================================================

Profit and loss
     Total profit or loss for
       reportable segments                       $(1,756,035)         $(5,066,476)          $(2,772,100)
     Other profit or loss - elimination of
        intersegment profit/loss                      83,794               (7,985)                36,792
     Unallocated amounts:
       Gain on sale of marketable security           119,675                                     120,384
       Adjustment to pension expense in
        consolidation                               (144,100)             (6,348)               (16,008)
       Charge for impairment of Goodwill                  --             (799,320)                    --
                                              ---------------------------------------------------------------

Loss before income taxes                         $(1,696,666)         $(5,880,129)          $(2,630,932)
                                              ===============================================================

Assets

     Total assets for reportable segments        $36,115,592           $36,402,998           $31,389,059
     Elimination of:
       Intercompany receivables                   (3,092,325)          (2,703,674)           (1,784,829)
       Intercompany profit in inventory              (27,235)            (106,029)             (119,047)
       Investment in subsidiaries                 (2,222,653)          (2,222,653)           (2,222,653)
     Other assets - goodwill                              --                    --               820,323
                                              ---------------------------------------------------------------

Total consolidated assets                        $30,773,379           $31,370,642           $28,082,853
                                              ===============================================================

                      The Ohio Art Company and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

7.       INDUSTRY SEGMENTS (continued)

Aggregate toy segment export sales from the United States, foreign royalty income, and direct shipments from foreign manufacturers to foreign customers included in consolidated revenues amounted to approximately $6,657,000, $3,360,000 and $4,222,000 in 1999, 1997 and 1996, respectively, of which approximately $3,570,000, $1,565,000 and $2,412,000 in 1999, 1997 and 1996,
respectively, were to customers in the European community. Identifiable assets located outside the United States are less than 10% of consolidated assets at January 31, 1999 and December 31, 1997.

Substantially all of the Company's accounts receivable are from toy retailers, wholesalers and other toy manufacturers. The Company has credit insurance to cover a portion of its losses on accounts receivable. The Company had net credit losses of $4,000, $59,000 and $80,000 during fiscal 1999, 1997 and 1996, respectively and $20,000 for the month ended January 31, 1998. Net domestic toy segment sales includes approximately $12,487,000, $9,203,000 and $7,000,000 for fiscal 1999, 1997 and 1996, respectively, to two major retailers.

8.       ONE MONTH ENDED JANUARY 31, 1997 DATA (UNAUDITED)

Effective February 1, 1998 the Company elected to change its year end from December 31 to January 31. Therefore, the one month ended January 31, 1998 has been treated as a transition period. The following is a summary of the unaudited financial results for the comparative one-month period ended January 31, 1997:

         Net revenues                                $   1,497,367
         Operating loss                              $   (593,069)
         Net loss                                    $   (504,540)

         Net loss per share                          $       (.87)

         Weighted average shares outstanding              895,343

                         QUARTERLY RESULTS OF OPERATIONS

        The following is a summary of the quarterly results of operations for the years ended January 31, 1999, and December 31, 1997 (in thousands of dollars, except per share amounts):

                                                             Net Income
                                         Cost of     Net     (Loss) Per
                                 Net     Products   Income    Share of
1999                            Sales     Sold      (Loss)  Common Stock

April 30 ...................   $ 6,286   $ 4,690   $  (908)   $  (1.04)
July 31 ....................    11,605     7,427       301         .34
October 31 .................    17,937    10,981       963        1.11
January 31 .................    10,109     8,083    (2,183)      (2.51)
                               -------   -------   -------    --------

                    TOTALS     $45,937   $31,181   $(1,827)   $  (2.10)
                               =======   =======   =======    ========

1997

March 31 ...................   $ 6,111   $ 5,380   $(1,223)   $  (1.34)
June 30 ....................     6,871     6,661    (2,364)      (2.60)
September 30 ...............    11,369     8,292      (272)       (.31)
December 31 ................    11,940     8,445    (1,285)      (1.43)
                               -------   -------   -------    --------

                      TOTALS   $36,291   $28,778   $(5,144)   $  (5.68)
                               =======   =======   =======    ========

        In the 1997 fourth quarter, the effective income tax rate for the year was reduced. The cumulative year-to-date adjustment increased the fourth quarter net loss by $515,000 or $.57 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

(a)  Identification of Directors

                                                                 Position with the Company
                                                               or Other Principal Occupation               Director
            Name and Age                                          and Other Directorships                    Since
            ------------                                          -----------------------                    -----

                             DIRECTORS TO BE PROPOSED FOR RE-ELECTION TO SERVE UNTIL 2001

W. C. Killgallon (86)..........................      Chairman, Executive Committee of the Board and          1955
                                                     Consultant to the Company.

Martin L. Killgallon II (51)...................      President since June 1989.                              1981

Frank L. Galucci (74)..........................      Attorney; Chairman and Managing Director                1995
                                                     Devonshire Limited (an investment company).
                                                     Previously served as Senior Partner of Gallucci,
                                                     Hopkins & Theisen ( a law firm) from 1976 to 1993.

Joseph A. Bockerstette (41)....................      President, Seyfert Foods, Inc. Previously               1997
                                                     President of Mullinix Packaging in 1993 and 1994.

                                       DIRECTORS CONTINUING TO SERVE UNTIL 2000

Neil J. Borden, Jr. (68).......................      Professor of Business Administration, Darden            1988
                                                     Graduate School of Business Administration,
                                                     University of Virginia, 1963 to present.

William C. Killgallon (60).....................      Chairman of the Board and Chief Executive Officer       1965
                                                     since June 1989.  Also Director of Columbia
                                                     Ventures.

Wayne E. Shaffer (77)..........................      Senior Partner of Newcomer, Shaffer & Spangler (a       1996
                                                     law firm).


         W. C. Killgallon is the father of William C. Killgallon and Martin L. Killgallon, II. The Messrs. Killgallon are "control" persons at the Company, as such term is defined by regulations of the Securities and Exchange Commission.

         (b) Executive Officers of the Registrant

                                                                      First Year
                                                                      Elected To
                                         Present Position               Present
Name                            Age             With Registrant        Position

William C. Killgallon            60      Chairman                        1989

Martin L. Killgallon II          51      President                       1989

T. R. Bryan                      49      Vice President
                                         International Operations        1996

P. R. Manley                     48      Vice President
                                         Manufacturing                   1992

P. R. McCusty                    49      Vice President
                                         Finance/Treasurer               1993

G. E. Thomas                     39      Vice President
                                         Sales                           1996

L. T. Wilson                     62      Vice President
                                         Diversified Products            1995

W. E. Shaffer                    76      Secretary                       1995

W. C. Killgallon                 86      Chairman, Board
                                         Executive Committee             1989

         T. R. Bryan was elected as Vice President of International Operations in September 1996. He had previously served as Director of International Operations since his date of employment with the Company in July 1995. He had retired as a U.S. Naval Captain immediately before joining the Company. G. E. Thomas was elected as Vice President of Sales in September 1996. He had previously served as National Sales Manager since his date of employment with the Company in January 1995. Mr. Wayne E. Shaffer was elected to serve as Secretary in September 1995 replacing L. F. Koerber who retired in June 1995. W.
E. Shaffer has been Of Counsel with the law firm of Newcomer, Shaffer, Bird, & Spangler for more than the last five years. L. T. Wilson was elected as Vice President of Diversified Products in June 1995. He had s served as Vice President of Product Development for at least the past five years. P. R. McCusty was elected Vice President, Finance/Treasurer in June 1993. P. R. Manley left the Company in April 1999. William C. Killgallon and Martin L. Killgallon, II are the sons of W. C. Killgallon. Officers are elected annually to serve until the first meeting of directors following the annual meeting of shareholders in each year.

Item 11.  Executive Compensation

         The following table sets forth the annual compensation for the Company's Chief Executive Officer and the Chief Operating Officer as well as the total compensation paid to each individual for the Company's last three previous fiscal years:

                                           ANNUAL COMPENSATION
                                           -------------------
           NAME AND                  (a)                          (b)
      PRINCIPAL POSITION             YEAR         SALARY         OTHER
      ------------------             ----         ------         -----

William C. Killgallon                1999        $233,620         $-0-
Chairman of the Board                1997        232,259           -0-
                                     1996        227,858         95,297

Martin L. Killgallon, II             1999        233,620          -0-
President                            1997        232,259          -0-
                                     1996        227,858         95,286

(a)..The Company's fiscal year was changed from December 31 to January 31 effective in 1999.
(b) In 1996, both William C. and Martin L. Killgallon received 4,800 shares of Mid-American stock from the Company with a market value of $86,400 each as an additional bonus for 1995 performance.


For the year ended January 31, 1999, 37 shares were reallocated to all participants under the ESOP, of which 2 shares were allocated to William C. Killgallon and 1 share to Martin L. Killgallon, II. As of May 3, 1999, the closing price per share on the American Stock Exchange was $15 5/8. The value of these shares is not included in compensation above.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Under regulations of the Securities and Exchange Commission, persons who have power to vote or dispose of shares of the Company, either alone or jointly with others, are deemed to be beneficial owners of such shares.

         Set forth in the following table are the beneficial holdings on the basis described above as of April 29, 1999 of: (a) each person known by the Company to own beneficially more than 5% of its outstanding stock, (b) directors or nominees not listed in (a), and (c) officers and directors as a group and certain members of the Killgallon family, the owners in each case having the sole voting and investment power, except as otherwise noted.

                                                                       % OF
            NAME                             SHARES                    CLASS
            ----                             ------                    -----

(a)  W.C. Killgallon*......................   63,662 (1) (2)            7.2%
     P.O. Box 111
     Bryan, Ohio  43506

     William C. Killgallon*................  228,273 (1)(2)(3)(4)      25.7%
     P. O. Box 111
     Bryan, Ohio  43506

     Martin L. Killgallon, II*.............  291,669 (1)(2)(4)(5)      32.9%
     P. O. Box 111
     Bryan, Ohio  43506

     Ruth K. Gilbert.......................   30,992 (1)(6)             3.5%
     P. O. Box 111
     Bryan, Ohio  43506

     Katherine K. Michelsen................   19,350 (1)(8)             2.2%
     P. O. Box 111
     Bryan, Ohio  43506

     William C. Killgallon and Martin
     L. Killgallon, II as Trustees of
     the Company's Employee Stock
     Ownership Plan........................   83,863 (4)                9.5%
     P. O. Box 111
     Bryan, Ohio  43506

(b)..Joseph A. Bockerstette*..............         0                    **
     Neil H. Borden, Jr.*..................      604                    **
     Frank L. Galucci*.....................    1,000                    **
     Wayne E. Shaffer*.....................    1,000                    **

(c)      Officers and Directors as a Group   500,569 (7)               56.4%
     (12 Persons)

 *  A director
**  Less than 1%

(1) W. C. Killgallon is the father of William C. Killgallon, Martin L. Killgallon, II, Ruth K. Gilbert, and Katherine K. Michelsen. The total number of shares beneficially owned by members of the Killgallon Family listed above and their spouses and children (the "Killgallon Family"), excluding duplications, is 528,731 or approximately 60% of the number outstanding. Beneficial ownership of shares held by spouses and children is disclaimed.

(2) Includes 1,200 shares held by the Killgallon Foundation, of which W. C. Killgallon, William C. Killgallon, and Martin L. Killgallon, II are officers and directors, and as to which beneficial ownership is disclaimed.

(3) Includes 11,900 shares held for a child of William C. Killgallon, as to which beneficial ownership is disclaimed, but does not include 3,890 shares owned by his wife or 58,000 shares held by his wife as trustee for the benefit of children. Also includes 8,654 shares held in a revocable trust for the benefit of Ruth K. Gilbert. William C. Killgallon is a trustee of this trust and disclaims any beneficial ownership to the shares held by the trust.

(4) Includes 83,863 shares which reflect allocated and unallocated shares held in the ESOP (as defined below) as to which William C. Killgallon and Martin
     L. Killgallon, II, as trustees and members of the ESOP's Plan Committee have shared investment power. Of these 83,863 shares, 21,738 shares reflect shares that have not been allocated to participants' accounts and to which William C. Killgallon and Martin L. Killgallon, II, as trustees and members of the Plan Committee have shared voting power. Of the 62,125 allocated shares, 5,359 and 5,187 shares have been allocated to the accounts of William C. Killgallon and Martin L. Killgallon, II, respectively, as to which they have sole voting power. Messrs. Killgallon have no voting power with respect to the remaining 51,579 shares in the ESOP. Messrs. Killgallon disclaim beneficial ownership of all the shares held in the ESOP other than those allocated to their respective accounts.

(5) Includes 53,610 shares held for children of Martin L. Killgallon, II as to which beneficial ownership is disclaimed, but does not include 1,129 shares owned by his wife.

(6) Includes 8,654 shares held in trust as described in Note 3 above. Includes 44 shares in an IRA. Includes 22,294 shares held for a child as to which beneficial ownership is disclaimed.

(7) Includes shares held by directors in (a) and (b) above, but excludes duplications.

(8) Includes 18,156 shares held for children as to which beneficial ownership is disclaimed.


Item 13. Certain Relationships and Related Transactions

         Not applicable.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      The following documents are filed as a part of this report.

         (1)      Report of Independent Auditors

                  The consolidated financial statements of The Ohio Art Company and subsidiaries:

                      Consolidated Balance Sheets - January 31, 1999 and December 31, 1997

                      Consolidated Statements of Operations - Years ended January 31, 1999, December 31, 1997 and 1996, and the month ended January 31, 1998

                      Consolidated Statements of Stockholders' Equity - Years ended January 31, 1999, December 31, 1997 and 1996, and the month ended January 31, 1998

                      Consolidated Statements of Cash Flow - Years ended January 31, 1999, December 31, 1997 and 1996, and the month ended January 31, 1998

                      Notes to Consolidated Financial Statements - January 31, 1999

         (2) The following consolidated financial statement schedule of The Ohio Art Company and subsidiaries is filed under Item 14(d):

                  SCHEDULE.                                              PAGE
                                                                         ----
                  Schedule II - Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (3)      See Item 14(c) below.

(b)      Reports on Form 8-K

         None

(c)      See Exhibit Index for list of exhibits.

(d) The financial statement schedule which is listed under Item 14 (a) (2) is filed hereunder.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE OHIO ART COMPANY



Date:   September 3, 1999.                 By  /s/ William C. Killgallon
                                            ------------------------------------
                                            William C. Killgallon, Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


       Signature                       Title                       Date
/s/ William C. Killgallon       Chairman of the Board       September 3, 1999
William C. Killgallon           Principal Executive
                                Officer and Director

/s/ Martin L. Killgallon, II    President and Director      September 3, 1999
Martin L. Killgallon, II

/s/ Paul R. McCusty             Vice President Finance      September 3, 1999
Paul R. McCusty                 Treasurer and Principal
                                Financial Officer

/s/ W. C. Killgallon            Chairman, Board Executive   September 3, 1999
W. C. Killgallon                Committee and Director

/s/ Joseph A. Bockerstette      Director                    September 3, 1999
Joseph A. Bockerstette

/s/ Neil H. Borden, Jr.         Director                    September 3, 1999
Neil H. Borden, Jr.

/s/ Frank L. Gallucci           Director                    September 3, 1999
Frank L. Gallucci

/s/ Wayne E. Shaffer            Secretary and Director      September 3, 1999
Wayne E. Shaffer

                      The Ohio Art Company and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts

(1) Uncollectible accounts charged off and collection costs, less recoveries.

                                                                      Additions
                                                            -------------------------------
                                                 Balance at   Charged         Charged          Deductions-  Balance
                                                 Beginning    to Costs        to Other          Describe    at End
                    Description                  of Period  and Expenses  Accounts-Describe       (1)      of Period
                    -----------                  ---------  ------------  -----------------    ----------  ---------
Year ended January 31, 1999:
   Reserves and allowances deducted from asset
   accounts:
         Allowances for uncollectible accounts    $415,000   $104,014                           $  4,014   $515,000
--------------------------------------------------------------------------------------------------------------------

Month ended January 31, 1998:
   Reserves and allowances deducted from asset
   accounts:
         Allowances for uncollectible accounts    $415,000   $ 20,141                           $ 20,141   $415,000
--------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1997:
    Reserves and allowances deducted from asset
    accounts:
         Allowances for uncollectible accounts    $365,000   $108,808                           $ 58,808   $415,000
--------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1996:
    Reserves and allowances deducted from asset
    accounts:
         Allowances for uncollectible accounts    $415,000   $ 29,659                           $ 79,659   $365,000
--------------------------------------------------------------------------------------------------------------------


(1)      Uncollectible accounts charged off and collection costs, less revenues.


                      THE OHIO ART COMPANY AND SUBSIDIARIES
                                  EXHIBIT INDEX

Exhibit Number                                                              Page
--------------                                                              ----

     3(i)(a)      Articles of Incorporation as amended, filed as            --
                  Exhibit 3 (a) to Registrant's Form 10-K for the year ended December 31, 1986, and incorporated herein by reference.

     3(i)(b)      Code of Regulations filed as Exhibit 3 (b) to             --
                  Registrant's Form 10-K for the year ended December
                  31, 1990, and incorporated herein by reference.

     3 (ii)       The Ohio Art Company ByLaws approved by the Board         --
                  of Directors on June 20, 1997.

     10 (a)       Employee Stock Ownership Plan, filed as Exhibit           --
                  10 (c) to Registrant's Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

     10 (b)     The Ohio Art Company Supplemental Retirement Plan,          --
                  as amended and restated effective January 1, 1992 filed as Exhibit 10 (d) to Registrant's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

     10 (c)       Revolving Credit Agreement dated January 24, 1994         --
                  filed as Exhibit 10 (c) to Registrant's Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

     10 (d)       Second amendment to the Revolving Credit Agreement        --
                  dated May 20, 1998 filed as Exhibit 1 to Registrant's
                  Form 10-Q for the quarter ended April 30, 1998 and incorporated herein by reference.

     10 (e)       Revolving note dated May 20, 1998 filed as Exhibit        --
                  2 to Registrant's Form 10-Q for the quarter ended
                  April 30, 1998 and incorporated herein by reference.

     21           Subsidiaries of the Registrant.

     27           Financial Data Schedule.