Form 10-Q
period 1999-04-30
OHIO ART CO
filed 1999-09-09
CIK 73942

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549



                                FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended April 30, 1999


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

                            Yes   X      No _____


     At May 31, 1999 there were 886,784 shares outstanding of the Company's Common Stock at $1.00 par value.

                                                                 FORM 10-Q


PART I - FINANCIAL INFORMATION


                   THE OHIO ART COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                  Three  Months  Ended
                                                 ----------------------
                                                  April 30     April 30
                                                    1999         1998
                                                  --------     --------
                                                  (In thousands, except
                                                     per share data)

Net Sales                                         $10,497      $ 6,286
Other Income                                        1,363          279
                                                  --------     --------
                                                   11,860        6,565

Costs and Expenses:
  Cost of products sold                             7,446        4,690
  Selling, administrative and general               2,960        2,462
  Interest                                            384          321
                                                  --------     --------
                                                   10,790        7,473
                                                  --------     --------
INCOME(LOSS) BEFORE INCOME TAXES                    1,070         (908)

Income Tax                                            333           -
                                                  --------     --------
NET INCOME(LOSS)                                  $   737      $  (908)
                                                  ========     ========

Net Income(Loss) Per Share (Note 3)               $   .85      $ (1.04)

Dividends Per Share (Note 3)                      $   .00      $   .04

Average Shares Outstanding (Note 3)                   865          870




See notes to condensed consolidated unaudited financial statements.

                                                                 FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  April 30     January 31
                                                    1999          1999
                                                 ----------    ----------
                                                 (Unaudited)     (Note)
                                                  (Thousands of dollars)
ASSETS
  Current Assets
    Cash                                          $   329       $   182
    Accounts receivable less allowance
      (April - $464; January - $515)                7,546         6,582
    Inventories - Note 2
      On first-in, first-out cost method:
        Finished products                           7,616         7,450
        Products in process                           305           498
        Raw materials                               2,487         2,220
      Less: Adjustment to reduce inventories
        to last-in, first-out cost method          (2,567)       (2,552)
                                                 ----------    ----------
                                                    7,841         7,616

    Recoverable income taxes                        1,047         1,035
    Prepaid expenses                                  870           938
                                                 ----------    ----------
        Total Current Assets                       17,633        16,353

  Property, Plant and Equipment
    Cost                                           37,472        37,212
    Less allowances for depreciation              (26,238)      (25,734)
                                                 ----------    ----------
                                                   11,234        11,478

  Other Assets                                      1,587         2,942
                                                 ----------    ----------
                                                  $30,454       $30,773
                                                 ==========    ==========



See notes to condensed consolidated unaudited financial statements.



NOTE: The balance sheet at January 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                                                 FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  April 30     January 31
                                                    1999          1999
                                                 ----------    ----------
                                                 (Unaudited)     (Note)
                                                 (Thousands of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                              $ 4,133       $ 4,870
    Other current liabilities                       2,598         2,161
    Long-term debt due or callable
       within one year                             17,621        17,801
                                                 ----------    ----------
      Total Current Liabilities                    24,352        24,832

  Long-Term Obligations                               847           777

  Stockholders' Equity (Note 3)
    Common Stock, par value $1.00 per share:
      Authorized:  1,935,552 shares
      Outstanding:  886,784 shares for both
        periods (excluding treasury shares
        of 72,976 for both periods)                   887           887
    Additional paid-in capital                        197           197
    Retained earnings                               4,671         3,934
    Accumulated other comprehensive income
      net of tax                                     (137)          509
    Reduction for ESOP loan quarantee                (363)         (363)
                                                 ----------    ----------
      Total Stockholders' Equity                    5,255         5,164
                                                 ----------    ----------
                                                  $30,454       $30,773
                                                 ==========    ==========




See notes to condensed consolidated unaudited financial statements



NOTE: The balance sheet at January 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                                                 FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (UNAUDITED)


                                                    Three  Months  Ended
                                                  ------------------------
                                                   April 30      April 30
                                                     1999          1998
                                                  ----------    ----------
                                                   (Thousands of dollars)
Operating Activities
  Net income(loss)                                 $   737       $  (908)
  Adjustments to reconcile net income(loss)
    to net cash used in operating activities:
      Gain on sale of marketable equity security      (988)            0
      Provision for depreciation and amortization      504           499
      Changes in accounts receivable, inventories,
        prepaid expenses, other assets, accounts
        payable, and other liabilities                   0        (3,329)
      Deferred Federal Income Tax                      333             0
                                                  ----------    ----------
          NET CASH PROVIDED BY (USED IN)
              OPERATING ACTIVITIES                     586        (3,738)

Investing Activities
  Purchase of plant and equipment, less
    net book value of disposals                       (260)         (391)
                                                  ----------    ----------
          NET CASH USED IN INVESTING ACTIVITIES       (260)         (391)

Financing Activities
  Borrowings                                             0         1,375
  Payments of debt                                    (179)         (169)
  Purchase of common stock for treasury                  0            (1)
                                                  ----------    ----------
          NET CASH PROVIDED BY (USED IN)
              FINANCING ACTIVITIES                    (179)        1,205
                                                  ----------    ----------

Cash
  Increase(Decrease) during period                     147        (2,924)
  At beginning of period                               182         2,778
                                                  ----------    ----------
          CASH (OVERDRAFT) AT END OF PERIOD        $   329       $  (146)
                                                  ==========    ==========



See notes to condensed consolidated unaudited financial statements.

                                                                 FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)
                           April 30, 1999


Note 1 - Basis of Presentation

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.

For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended January 31, 1999.

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

                                                                 Form 10-Q


                      THE OHIO ART COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4. - Industry Segments

Financial information relating to reportable segments is as follows:



                                        Domestic   International    Ohio Art       Strydel
                                           Toy          Toy        Diversified   Diversified     Total
                                       -------------------------------------------------------------------
                                                 (Thousands of Dollars)
Three months ended April 30, 1999
   Revenues from external customers      $5,003       $  965         $3,645        $  884       $10,497
   Intersegment revenues                     24            0              0            33            57
   Segment income(loss)                   1,035         (352)           517          (130)        1,070
                                       ===================================================================

Three months ended April 30, 1998
   Revenues from external customers      $2,471       $  165         $2,959        $  691       $ 6,286
   Intersegment revenues                     47            0              0           252           299
   Segment income(loss)                  (1,255)        (468)           678           171          (874)
                                      ====================================================================


The following are reconciliations between total segment and consolidated totals for income before income taxes:


                                                              Three months ended
                                                      -----------------------------------
                                                          April 30           April 30
                                                            1999               1998
                                                      -----------------------------------
                                                            (Thousands of Dollars)
Income and Loss
   Total income(loss) for reportable segments              $1,070             $ (874)
   Other income(loss):
      Elimination of intersegment income(loss)                  0                (34)
                                                      -----------------------------------

Income(Loss) before income taxes                           $1,070             $ (908)
                                                      ===================================


                                                                  FORM 10-Q
                     THE OHIO ART COMPANY AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 5 - Comprehensive Income

FASB Statement No. 130, "Reporting Comprehensive Income", requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

During the quarter ended April 30, 1999, the Company sold securities classified as available for sale. The Company recorded a realized gain of $655,000, net of income tax effect, on these securities.

At April 30, 1998, the Company held securities classified as available-for-sale, which had unrealized gains. Changes in unrealized gains are includable in comprehensive income.

Comprehensive income (loss) is as follows:
                                                    Three Months Ended
                                                   April 30     April 30
                                                     1999         1998
                                                   --------     --------
                                                       (In Thousands)
Net Income(loss)                                   $   737      $  (908)
Other comprehensive expense, net of tax:
   Unrealized holding gains(losses) on
   securities arising during period, net of
   reclassification adjustment for gains of
   $655 included in 1999 net income                   (646)          (6)
   Other comprehensive expense                         (24)         (24)
                                                   --------     --------
Comprehensive income(loss)                         $    67      $  (938)
                                                   ========     ========


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPERATIONS

Net sales for the first quarter of 1999 increased dramatically to $10,497,000 from $6,286,000 for the similar period of 1998. The domestic toy segment increased approximately $2,500,000 and the international toy segment increased approximately $800,000, while the diversified products segments increased approximately $900,000. The majority of the increase in toy sales for both the domestic and international segments was caused by the demand for the Company's Betty Spaghetty(R) mix and match fashion doll. Domestic shipments of Water T-Ball(TM), an outdoor water toy, also contributed to the increase. Sales for the diversified products segments would have remained flat but the method of conducting business with a major lithography customer changed. In the previous year, the steel which we print was supplied by this customer. The customer requested that we purchase the steel for them and include it in the billing to them. Approximately $1,000,000 of steel was purchased and rebilled to the customer in the first quarter of 1999 versus none in the first quarter of 1998.

                                                                 Form 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company's business is seasonal, with approximately 60-70% of its sales being made in the last six months of the calendar year in recent years. Because of the seasonality of the Company's business, the dollar order backlog at the end of May is not necessarily indicative of expectations of sales for the full year. Subject to industry practice and comments as detailed in the Registrant's report on Form 10-K for the year ended January 31, 1999, order backlog as of May 31st was approximately $8,700,000 versus $26,200,000 at the same date in 1998. However, approximately $10,000,000 to $15,000,000 of the May 31, 1998 orders were cancelled in mid-fourth quarter by major toy retailers.

Other income for the three month period ending April 30, 1999 increased to $1,363,000 from $279,000 for the three month period ending April 30, 1998. The increase in other income is primarily due to a gain of $988,000 resulting from the sale of marketable securities.

Gross profit margin (percentage) for the first quarter of 1999 (29.1%) increased from the first quarter of 1998 (25.4%). Gross profit margins at standard decreased slightly from the previous period, but variances, primarily overhead associated with the Bryan, Ohio facility remained constant in dollars. Because of the higher level of sales, the standard gross profit margin for the first quarter of 1999 did not decrease as dramatically as the first quarter of 1998.

Selling, administrative, and general expenses for the first quarter of 1999 increased to $2,960,000 from $2,462,000. The primary reason is an increase in advertising expense. Advertising expense is expensed based on the level of toy sales, which have increased significantly in the first quarter of 1999 compared to the same period of the previous year.

Income tax expense of $333,000 was recorded for the three month period ending April 30, 1999 due to the realized gain on the sale of marketable securities. No income taxes were recorded on the remainder of the income or losses for the first quarter of 1999 or 1998 based upon estimates of the full fiscal year effective tax rate.

FINANCIAL CONDITION

The Company's current ratio remained the same at .7 to 1 at January 31, 1999 and at April 30, 1999. The low current ratio for both periods is due to the classification of debt from long-term to current. The Company's lender formally declared a default on April 30, 1999. The Company is currently negotiating with several lenders to replace its current lender and obtain financing. The Company believes that it will be able to do so.

During 1999, the Company has not borrowed additional funds from any lending source, but has been operating on cash receipts received from operations which have been sufficient to the date of this filing. The Company intends as a result of cost savings from operations to continue without additional bank borrowing until new financing is obtained.

                                                                 FORM 10-Q

                  MANAGEMENT'S DISCUSSION AND ANALYSIS

IMPACT OF THE YEAR 2000

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. Please refer to the chart at the end of this narrative for the status of progress for the various phases mentioned above as they relate to the various areas of the business. The following information is supplied to supplement the chart.

1. Mainframe Computer System. Based on an assessment that was made in 1997, the Company determined that it would be necessary to upgrade its current version of software used on its mainframe computer system in order to be Year 2000 compliant. Since only minor modifications will be made internally to the packaged software, implementation of the Year 2000 compliant software version should be relatively straightforward. The Company has upgraded its hardware to handle the new software. Costs incurred to date, the majority of which relate to the mainframe computer and software, approximate $160,000, the majority of which has been financed under an operating lease, will be expensed monthly over the next two years. Future costs to implement the remaining phases are estimated to be in the $50,000 to $100,000 range, although it is difficult to predict what problems the Company will encounter. Previously, the current version of software was tested by forwarding the dates into the year 2000, and the software did run, although the year 00 came before the year 99. The major problems occurring because of this would be in the Accounts Payable and Accounts Receivable areas. The potential solution would be to double the staff in each department, from two employees to four employees, to manually sort the dates for approximately three to four months until the majority of the 99 dates are eliminated. However, there is the risk, however slight, that the Company installs the updated software, not performing any testing, and it does not run at all, virtually shutting down the Company. If this remote possibility would happen, the Company would revert to the older software version and hire the additional temporary people.

2. Personal Computers. The Company has also evaluated the personal computers and related software used within the Company and, with minor upgrades, it is believed there will be no problems experienced or if there are, they will be minor and isolated. Approximately three to six personal computers must be upgraded or replaced, at a cost of $5,000 to $10,000. The Company will back-up all data on each computer just prior to January 1, 2000, and in the unlikely event that certain computers will not function properly, the data could be run on another personal computer.

3. Operating Equipment with Embedded Chips or Software. The Company has completed an assessment of its manufacturing facilities for potential problems with equipment. The Company has isolated any significant problems to the four-color lithography line which was installed in 1997. The manufacturer of the equipment is located in Germany, and they were at the Bryan facility during the April - May time frame to test and implement any changes needed to insure that the equipment will be operational in January of 2000. Testing was performed and it appears that no problems will be encountered. In the unlikely event that the equipment would not function, the Company believes that most of the work scheduled for this machine could be run on older equipment which is not computer-reliant, since the lithography department is not at full capacity in January.

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

6. Third Party Customers. The Company's top six customers account for approximately 70% of sales and the major interface with these customers is the transmission of orders via E.D.I. The Company has tested and implemented changes needed and feels confident that January 2000 will not pose a problem. G.E. Information Systems has certified that the Company is Year 2000 compliant on E.D.I. Costs incurred to date approximate $1,000 to $2,000 and were charged to operations. Future costs are estimated at $1,000 to $2,000 if additional customers request that their E.D.I. systems be tested.

                                                                 FORM 10-Q


                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESOLUTION PHASES


                                    Assessment        Remediation          Testing        Implementation
                                    ----------        -----------        -----------      --------------
1.  Mainframe Computer System       100% Complete     90% Complete       50% Complete        20% Complete
                                                      Expected           Expected            Expected
                                                      Completion         Completion          Completion
                                                      Date               Date                Date
                                                      September 1999     October 1999        November 1999


2.  Personal Computers              100% Complete     100% Complete      100% Complete       100% Complete
                                                      Completion         Completion          Completion
                                                      Date               Date                Date
                                                      May 1999           May 1999            May 1999

3.  Operating Equipment with
    Embedded Chips or Software      100% Complete     100% Complete      100% Complete       100% Complete
                                                      Completion         Completion          Completion
                                                      Date               Date                Date
                                                      June 1999          June 1999           June 1999


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


PART II - OTHER INFORMATION


Item 6. Exhibits and reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended April 30, 1999.

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


                                                  THE OHIO ART COMPANY
                                                  --------------------
                                                      (Registrant)



Date:     September 8, 1999                  /s/ William C. Killgallon
                                             -------------------------
                                                 William C. Killgallon
                                                 Chairman of the Board



Date:     September 8, 1999                    /s/ M. L. Killgallon II
                                               -----------------------
                                                   M. L. Killgallon II
                                                       President



Date:     September 8, 1999                        /s/ Paul R. McCusty
                                                   -------------------
                                                       Paul R. McCusty
                                                Vice President Finance