Form 10-Q
period 1999-07-31
OHIO ART CO
filed 1999-09-14
CIK 73942

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549



                                 FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended July 31, 1999


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

                            Yes   X      No _____


     At August 31, 1999 there were 886,784 shares outstanding of the Company's Common Stock at $1.00 par value.

                                                                  FORM 10-Q

PART I - FINANCIAL INFORMATION


                   THE OHIO ART COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                     Six Months Ended   Three Months Ended
                                    ------------------  ------------------
                                    July 31   July 31   July 31    July 31
                                      1999      1998      1999      1998
                                    --------  --------  --------  --------
                                    (In thousands, except per share data)
Net Sales                           $22,718   $17,891   $12,221   $11,605
Other Income                          1,475       556       112       277
                                    --------  --------  --------  --------
                                     24,193    18,447    12,333    11,882

Costs and Expenses:
  Cost of products sold              16,215    12,117     8,769     7,427
  Selling, administrative
    and general                       6,001     6,214     3,041     3,752
  Interest                            1,032       723       648       402
                                    --------  --------  --------  --------
                                     23,248    19,054    12,458    11,581
                                    --------  --------  --------  --------

INCOME(LOSS) BEFORE INCOME TAXES        945      (607)     (125)      301

Income Tax                              333         0         0         0
                                    --------  --------  --------  --------

NET INCOME(LOSS)                    $   612   $  (607)  $  (125)  $   301
                                    ========  ========  ========  ========



Net Income(Loss) Per Share(Note 3)    $ .71     $(.70)    $(.14)    $ .34

Dividends Per Share (Note 3)          $ .00     $ .08     $ .00     $ .04

Average Shares Outstanding              865       870       865       870
     (Note 3)


See notes to condensed consolidated unaudited financial statements.

                                                                  FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    July 31     January 31
                                                      1999         1999
                                                   ----------   ----------
                                                    (Unaudited)   (Note)
                                                    (Thousands of dollars)
ASSETS
  Current Assets
    Cash                                             $   469      $   182
    Accounts receivable, less allowance
      (July - $394; January - $515)                    7,910        6,582
    Inventories (Note 2)
      On first-in, first-out cost method:
        Finished products                              6,338        7,450
        Products in process                            1,318          498
        Raw materials                                  1,966        2,220
      Less: Adjustment to reduce inventories
        to last-in, first-out cost method             (2,582)      (2,552)
                                                     --------     --------
                                                       7,040        7,616

    Recoverable income taxes                           1,055        1,035
    Prepaid expenses                                     839          938
                                                     --------     --------
        Total Current Assets                          17,313       16,353

  Property, Plant and Equipment
    Cost                                              37,668       37,212
    Less: Allowances for depreciation                (26,743)     (25,734)
                                                     --------     --------
                                                      10,925       11,478

  Other Assets                                         1,606        2,942
                                                     --------     --------
                                                     $29,844      $30,773
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

                                                                  FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     July 31    January 31
                                                       1999        1999
                                                    ---------   ----------
                                                    (Unaudited)   (Note)
                                                    (Thousands of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                 $ 3,444      $ 4,870
    Other current liabilities                          2,854        2,161
    Long-term debt due or callable
       within one year                                17,505       17,801
                                                     --------     --------
      Total Current Liabilities                       23,803       24,832

  Long-Term Obligations                                  911          777

  Stockholders' Equity (Note 3)
    Common Stock, par value $1.00 per share:
      Authorized:  1,935,552 shares
      Outstanding:  886,784 shares for both
        periods (excluding treasury shares of
        72,976 for both periods)                         887          887
    Additional paid-in capital                           197          197
    Retained earnings                                  4,546        3,934
    Accumulated other comprehensive income
      net of tax                                        (137)         509
    Reduction for ESOP loan guarantee                   (363)        (363)
                                                     --------     --------
      Total Stockholders' Equity                       5,130        5,164
                                                     --------     --------
                                                     $29,844      $30,773
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

                                                                  FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (UNAUDITED)


                                                       Six Months Ended
                                                       July 31   July 31
                                                      --------   --------
                                                        1999       1998
                                                      --------   --------
                                                    (Thousands of dollars)
Operating Activities
  Net income(loss)                                    $   612    $  (607)
  Adjustments to reconcile net income(loss)
    to net cash used in operating activities:
      Gain on sale of marketable equity security         (988)         0
      Provision for depreciation and amortization       1,009        998
      Changes in accounts receivable, inventories,
        prepaid expenses, other assets, accounts
        payable, and other liabilities                    (60)    (7,303)
      Deferred federal income tax                         333          0
                                                      --------   --------
          NET CASH PROVIDED BY (USED IN)
              OPERATING ACTIVITIES                        906     (6,912)

Investing Activities
  Purchase of plant and equipment, less
    net book value of disposals                          (456)      (686)
                                                      --------   --------

          NET CASH USED IN INVESTING ACTIVITIES          (456)      (686)

Financing Activities
  Borrowings                                                0      5,304
  Repayments                                             (163)      (412)
  Purchase of treasury shares                               0         (1)
  Cash dividends                                            0        (71)
                                                      --------   --------
          NET CASH PROVIDED BY (USED IN)
              FINANCING ACTIVITIES                       (163)     4,820
                                                      --------   --------

Cash
  Increase(Decrease) during period                        287     (2,778)
  At beginning of period                                  182      2,778
                                                      --------   --------

          CASH AT END OF PERIOD                       $   469    $     0
                                                      ========   ========

See notes to condensed consolidated unaudited financial statements.

                                                                  FORM 10-Q

                 THE OHIO ART COMPANY AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)
                              July 31, 1999


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

                                                                                                 Form 10-Q

                                   THE OHIO ART COMPANY AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4. - Industry Segments

Financial information relating to reportable segments is as follows:

                                        Domestic   International    Ohio Art       Strydel
                                           Toy          Toy        Diversified   Diversified     Total
                                       -------------------------------------------------------------------
                                                 (Thousands of Dollars)
Three months ended July 31, 1999
   Revenues from external customers     $ 5,476       $1,612         $4,215        $  918       $12,221
   Intersegment revenues                     23            0              0            53            76
   Segment income(loss)                    (433)        (375)           675             6          (127)
                                       ===================================================================

Three months ended July 31, 1998
   Revenues from external customers     $ 5,266       $2,432         $3,191        $  716       $11,605
   Intersegment revenues                     45            0              0           518           563
   Segment income(loss)                    (422)        (134)           769           132           345
                                      ====================================================================

Six months ended July 31, 1999
   Revenues from external customers     $10,479       $2,577         $7,860        $1,802       $22,718
   Intersegment revenues                     47            0              0            86           133
   Segment income(loss)                     603         (727)         1,192          (125)          943
                                       ===================================================================

Six months ended July 31, 1998
   Revenues from external customers      $7,737       $2,597         $6,150        $1,407       $17,891
   Intersegment revenues                     92            0              0           770           862
   Segment income(loss)                  (1,677)        (602)         1,447           303          (529)
                                      ====================================================================






                                                                                               Page 7 of 15

                                                                                                  FORM 10-Q
                                   THE OHIO ART COMPANY AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4. - Industry Segments (continued)

The following are reconciliations between total segment and consolidated totals for income before income taxes:
                                                           Three months ended          Six months ended
                                                        -------------------------------------------------
                                                          April 30     April 30       July 31     July 31
                                                            1999         1998          1999        1998
                                                        -------------------------------------------------
                                                            (Thousands of Dollars)
Income and Loss
   Total income(loss) for reportable segments              $ (127)      $  345        $  943      $ (529)
   Other income(loss):
      Elimination of intersegment income(loss)                  2          (44)            2         (78)
                                                        -------------------------------------------------

Income(Loss) before income taxes                           $ (125)      $  301        $  945      $ (607)
                                                        =================================================



















                                                                                               Page 8 of 15

                                                                  FORM 10-Q


                 THE OHIO ART COMPANY AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
                             July 31, 1999


Note 5 - Comprehensive Income

FASB Statement No. 130, "Reporting Comprehensive Income" requires the reporting of comprehensive income in addition to net income from operations Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

During the quarter ended April 30,1999, the Company sold securities classified as available for sale. The Company recorded a realized gain of $655,000, net of income tax effect, on these securities.

At July 31, 1998, the Company held securities classified as available-for-sale, which have unrealized gains. Changes in unrealized gains are includable in comprehensive income.

Comprehensive income (loss) is as follows:

                                    Six Months Ended     Three Months Ended
                                    July 31   July 31    July 31   July 31
                                      1999      1998       1999      1998
                                    --------  --------   --------  --------
                                      (In Thousands)       (In Thousands)

Net income (loss)                    $  612    $ (607)    $ (125)   $  301
Other comprehensive expense,
 net of tax:
  Unrealized holding gains(losses)
   on securities arising during
   period, net of reclassification
   adjustment for gains of $655
   included in net income for the
   three and six month periods ended
   April 31, and July 31, 1999,
   respectively                        (646)     (124)         0      (115)

  Other comprehensive expense           (48)      (13)       (24)       (6)
                                    --------  --------   --------  --------

Comprehensive income (loss)          $  (82)   $ (744)    $ (149)   $  180
                                    ========  ========   ========  ========

                                                                  FORM 10-Q

                  MANAGEMENT'S DISCUSSION AND ANALYSIS

OPERATIONS

Net sales for the six months ended July 31, 1999 increased to $22,718,000 from $17,891,000 for the similar period of 1998 and increased to $12,221,000 for the three months ended July 31, 1999 from $11,605,000 for the similar period of 1998. Please refer to Note 4 to the condensed consolidated financial statements for a breakdown of sales by segment.
For the six months ended July 31, 1999, the domestic toy segment accounted for approximately $2,700,000 of the sales increase and the Ohio Art diversified segment accounted for approximately $1,700,000.
Sales of the Betty Spaghetty(r) fashion doll increased approximately $4,000,000, but were offset by sales decreases of $600,000 for the Bull Frogg(tm) interactive plush, and $600,000 in our Home and Travel category. Sales for the Ohio Art diversified segment would have remained flat, but the method of conducting business with a major lithography customer changed. In the previous year, the steel which we print was supplied by this customer. The customer requested that we purchase the steel for them and include it in the billing to them. Approximately $1,800,000 of steel was purchased and rebilled to the customer for the six months ended July 31, 1999 versus none for the similar period of 1998. The sales increase in the second quarter of approximately $900,000 is primarily the purchase of steel of approximately $800,000 as explained previously.

The Company's business is seasonal, with approximately 60-70% of its sales being made in the last six months of the calendar year in recent years. Because of the seasonality of the Company's business, the dollar order backlog in August is not necessarily indicative of sales for the full year. Subject to industry practice and comments as detailed in the Registrant's annual Form 10-K for the year ended January 31, 1999, order receipts through August 31st are approximately $46,100,000 versus $51,600,000 for the same period of 1998. However, approximately $15,000,000 of the August 31, 1998 orders were cancelled in mid-fourth quarter by major toy retailers.

Other income for the six month period ending July 31, 1999 increased to $1,475,000 from $556,000 for the similar period of 1998. The increase is primarily due to a gain of $988,000 resulting from the sale of marketable securities in the first quarter of 1999.

Gross profit margin (percentage) for the six months ended July 31, 1999 (28.6%) decreased from the six months ended July 31, 1998 (32.3%). The pass through of the steel purchased for a major lithography customer as mentioned previously accounted for approximately one-half of the decrease. Gross profit margins also decreased in 1999 due to lower production levels at the Bryan, Ohio facility which resulted in an increase in manufacturing
overhead variances.   Gross profit margin (percentage) for the three months
ended July 31, 1999 (28.2%) decreased from the three months ended July 31, 1998 (36.0%). Approximately one-half of the decrease is due to lower production levels which resulted in an increase in manufacturing overhead variances, approximately one-quarter is due to the pass through of lithography steel, and one-quarter is due to the change in sales mix.

                                                                  FORM 10-Q

                  MANAGEMENT'S DISCUSSION AND ANALYSIS

Selling, administrative, and general expenses for the six months ended
July 31, 1999 decreased to $6,001,000 from $6,214,000 for the similar period of 1998 and decreased to $3,041,000 for the three months ended July 31, 1999 from $3,752,000 for the similar period of 1998. The majority of the decrease for both periods is advertising expense which decreased approximately $300,000 for the six month period and decreased approximately $600,000 for the three month period. In 1998, advertising expense was budgeted based upon the level of toy sales, as well as a specific dollar amount per unit sold for specific toy items which were heavily promoted.
In 1999, the Company is budgeting advertising expense strictly upon the level of toy sales.

Interest expense increased to $1,032,000 for the six months ended July 31, 1999 from $723,000 for the similar period of 1998 and increased to $648,000 for the three months ended July 31, 1999 from $402,000 for the similar period of 1998. The increase for both periods is due to a penalty interest charge of approximately $250,000 imposed upon the Company by its existing lender.

Income tax expense of $333,000 was recorded in the first quarter of 1999 due to the realized gain on the sale of marketable securities. No income taxes were recorded on the remainder of the income or losses for the six month or three month periods of 1999 or 1998 based upon estimates of the full fiscal year effective tax rate.

FINANCIAL CONDITION

The Company's current ratio remained the same at .7 to 1 at January 31, 1999 and at July 31, 1999. The low current ratio for both periods is due to the classification of debt from long-term to current. The Company's lender formally declared a default on April 30, 1999. The Company is currently negotiating with several lenders to replace its current lender and obtain financing. The Company believes that it will be able to do so.

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

                                                                  FORM 10-Q

                  MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company has upgraded its hardware to handle the new software. Costs incurred to date, the majority of which relate to the mainframe computer and software, approximate $160,000, the majority of which has been financed under an operating lease, will be expensed monthly over the next two years. Future costs to implement the remaining phases are estimated to be in the $50,000 to $100,000 range, although it is difficult to predict what problems the Company will encounter. Previously, the current version of software was tested by forwarding the dates into the year 2000, and the software did run, although the year 00 came before the year 99. The major problems occurring because of this would be in the Accounts Payable and Accounts Receivable areas. The potential solution would be to double the staff in each department, from two employees to four employees, to manually sort the dates for approximately three to four months until the majority of the 99 dates are eliminated. However, there is the risk, however slight, that the Company installs the updated software, not performing sufficient testing, and it does not run at all, virtually shutting down the Company. If this remote possibility would happen, the Company would revert to the older software version and hire the additional temporary people.

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

                                                                  FORM 10-Q

                  MANAGMENT'S DISCUSSION AND ANALYSIS

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

                                                                                                FORM 10-Q


                                   MANAGEMENT'S DISCUSSION AND ANALYSIS

RESOLUTION PHASES


                                    Assessment        Remediation          Testing          Implementation
                                    ----------        -----------        -----------        --------------
1.  Mainframe Computer System       100% Complete     100% Complete      100% Complete        80% Complete
                                                      Completion         Completion           Expected
                                                      Date               Date                 Completion
                                                      August 1999        September 1999       Date
                                                                                              September 1999


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


4.  Products                        100% Complete        N/A                N/A                 N/A


5.  Third Party Suppliers           100% Complete     100% Complete      100% Complete      100% Complete


6.  Third Party Customers           100% Complete     100% Complete      100% Complete      100% Complete






                                                                                             Page 14 of 15

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


PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended July 31, 1999.

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


                                                 THE OHIO ART COMPANY
                                                ----------------------
                                                     (Registrant)




Date:     September 14, 1999                /s/ William C. Killgallon
                                            -------------------------
                                                William C. Killgallon
                                                Chairman of the Board




Date:     September 14, 1999                  /s/ M. L. Killgallon II
                                              -----------------------
                                                  M. L. Killgallon II
                                                      President




Date:     September 14, 1999                    /s/ Paul R. McCusty
                                                ----------------------
                                                    Paul R. McCusty
                                                Vice President Finance