Form 10-Q
period 1999-10-31
OHIO ART CO
filed 1999-12-08
CIK 73942

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549



                                 FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended October 31, 1999


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

                            Yes   X      No
                                 ---
     At November 30, 1999 there were 886,784 shares outstanding of the Company's Common Stock at $1.00 par value.

                                                                     FORM 10-Q

PART I - FINANCIAL INFORMATION


                   THE OHIO ART COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                    Nine Months Ended     Three Months Ended
                                    10/31/99  10/31/98    10/31/99  10/31/98
                                    --------  --------    --------  --------
                                     (In thousands, except per share data)
Net Sales                           $41,042   $35,828     $18,324   $17,937
Other Income                          1,778       857         303       301
                                    --------  --------    --------  --------
                                     42,820    36,685      18,627    18,238

Costs and Expenses:
  Cost of products sold              28,823    23,098      12,608    10,981
  Selling, administrative
      and general                    10,123    11,963       4,122     5,749
  Interest                            1,732     1,268         700       545
                                    --------  --------    --------  --------
                                     40,678    36,329      17,430    17,275
                                    --------  --------    --------  --------

INCOME BEFORE INCOME TAXES            2,142       356       1,197       963

Income Taxes                            333         0           0         0
                                    --------  --------    --------  --------

NET INCOME                          $ 1,809   $   356     $ 1,197   $   963
                                    ========  ========    ========  ========

Net Income Per Share                $  2.09   $   .41     $  1.38   $  1.11
     (Note 3)

Dividends Per Share (Note 3)        $   .00   $   .12     $   .00   $   .04


Average Shares Outstanding              865       870         865       870
     (Note 3)

See notes to condensed consolidated unaudited financial statements.

                                                                     FORM 10-Q

                   THE OHIO ART COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   October 31   January 31
                                                      1999         1999
                                                    --------     --------
                                                   (Unaudited)    (Note)
                                                   (Thousands of dollars)
ASSETS
  Current Assets
    Cash                                            $ 2,341      $   182
    Accounts receivable less allowance
      (October - 470; January - 515)                 11,229        6,582
    Inventories  (Note 2)
      On first-in, first-out cost method:
        Finished products                             4,657        7,450
        Products in process                             900          498
        Raw materials                                 3,439        2,220
      Less: Adjustment to reduce inventories
        to last-in, first-out cost method            (2,597)      (2,552)
                                                    --------     --------
                                                      6,399        7,616

    Recoverable income taxes                          1,055        1,035
    Prepaid expenses                                    962          938
                                                    --------     --------
        Total Current Assets                         21,986       16,353

  Property, Plant and Equipment
    Cost                                             37,823       37,212
    Less: Allowances for depreciation               (27,248)     (25,734)
                                                    --------     --------
                                                     10,575       11,478

  Other Assets                                        1,334        2,942
                                                    --------     --------

                                                    $33,895      $30,773
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

                                                                     FORM 10-Q

                   THE OHIO ART COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   October 31   January 31
                                                      1999         1999
                                                   ----------   ----------
                                                   (Unaudited)    (Note)
                                                   (Thousands of dollars)
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                $ 5,987      $ 4,870
    Other current liabilities                         3,211        2,161
    Long-term debt due or callable
       within one year                               17,395       17,801
                                                    --------     --------
      Total Current Liabilities                      26,593       24,832

  Long-Term Obligations                                 975          777

  Stockholders' Equity (Note 3)
    Common Stock, par value $1.00 per share:
      Authorized:  1,935,552 shares
      Outstanding:  886,784 shares
        (excluding treasury shares of
        72,976)                                         887          887
    Additional paid-in capital                          197          197
    Retained earnings                                 5,743        3,934
    Accumulated other comprehensive income
      net of tax                                       (137)         509
    Reduction for ESOP loan guarantee                  (363)        (363)
                                                    --------     --------
      Total Stockholders' Equity                      6,327        5,164
                                                    --------     --------
                                                    $33,895      $30,773
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

                                                                     FORM 10-Q

                   THE OHIO ART COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                (UNAUDITED)

                                                       Nine Months Ended
                                                      10/31/99   10/31/98
                                                      --------   --------
                                                    (Thousands of dollars)
Operating Activities
  Net income                                          $ 1,809    $   356
  Adjustments to reconcile net income to
    net cash provided by(used in)operating activities:
      Gain on sale of marketable equity security         (988)         0
      Provision for depreciation and amortization       1,514      1,456
      Changes in accounts receivable, inventories,
        prepaid expenses, other assets, accounts
        payable, and other liabilities                    507    (10,734)
      Deferred federal income tax                         333          0
                                                      --------   -------
          NET CASH PROVIDED BY (USED IN)
              OPERATING ACTIVITIES                      3,175     (8,922)

Investing Activities
  Purchase of plant and equipment, less
    net book value of disposals                          (611)      (898)
                                                      --------   --------

          NET CASH USED IN INVESTING ACTIVITIES          (611)      (898)

Financing Activities
  Borrowings                                                0      8,804
  Repayments                                             (405)    (1,209)
  Purchase of treasury shares                               0         (1)
  Cash dividends                                            0       (107)
                                                      --------   --------
          NET CASH PROVIDED BY (USED IN)
              FINANCING ACTIVITIES                       (405)     7,487
                                                      --------   --------

Cash
  Increase (Decrease) during period                     2,159     (2,333)
  At beginning of period                                  182      2,778
                                                      --------   --------

          CASH AT END OF PERIOD                       $ 2,341    $   445
                                                      ========   ========

See notes to condensed consolidated unaudited financial statements.

                                                                     FORM 10-Q


                   THE OHIO ART COMPANY AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                             October 31, 1999


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

                                                                                               Form 10-Q


                                   THE OHIO ART COMPANY AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4 - Industry Segments

Financial information relating to reportable segments is as follows:

                                        Domestic   International    Ohio Art       Strydel
                                           Toy          Toy        Diversified   Diversified     Total
                                       -------------------------------------------------------------------
                                                            (Thousands of Dollars)
Three months ended October 31, 1999
  Revenues from external customers      $11,252       $1,935         $4,096        $1,041       $18,324
  Intersegment revenues                      34            0              0           773           807
  Segment income(loss)                    1,083           (4)           (42)          158         1,195
                                       ===================================================================

Three months ended October 31, 1998
  Revenues from external customers      $10,523       $2,405         $4,081        $  928       $17,937
  Intersegment revenues                      42            0              0           253           295
  Segment income                             13           68            785           109           975
                                      ====================================================================

Nine months ended October 31, 1999
  Revenues from external customers      $21,731       $4,512        $11,956        $2,843       $41,042
  Intersegment revenues                      81            0              0           859           940
  Segment income(loss)                    1,686         (731)         1,150            33         2,138
                                       ===================================================================

Nine months ended October 31, 1998
  Revenues from external customers      $18,260       $5,002        $10,231        $2,335       $35,828
  Intersegment revenues                     134            0              0         1,023         1,157
  Segment income(loss)                   (1,664)        (534)         2,232           412           446
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

                                                                     FORM 10-Q

                   THE OHIO ART COMPANY AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4. - Industry Segments (continued)

The following are reconciliations between total segment and consolidated totals for income before income taxes:

                                Three months ended         Six months ended
                             -------------------------------------------------
                              October 31  October 31    October 31  October 31
                                 1999        1998          1999        1998
                             -------------------------------------------------
                                           (Thousands of Dollars)
Total income for
  reportable segments           $1,195      $  975        $2,138      $  446
Elimination of intersegment
    income(loss)                     2         (12)            4         (90)
                             -------------------------------------------------
Income before income
  taxes                         $1,197      $  963        $2,142      $  356

                             =================================================

Note 5 - Comprehensive Income

FASB Statement No. 130, "Reporting Comprehensive Income' requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

During the quarter ended April 30, 1999, the Company sold securities classified as available for sale. The Company recorded a realized gain of $655,000, net of income tax effect, on these securities.

At October 31, 1998, the Company held securities classified as available-for-sale, which had unrealized gains. Changes in unrealized gains are includable in comprehensive income.

                                                                     FORM 10-Q


                   THE OHIO ART COMPANY AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 5 - Comprehensive Income (continued)

Comprehensive income is as follows:

                                     Nine Months Ended     Three Months Ended
                                     10/31/99  10/31/98    10/31/99  10/31/98
                                     --------  --------    --------  --------
                                       (In Thousands)        (In Thousands)
Net income                            $1,809    $  356      $1,197    $  963

Other comprehensive expense,
 net of tax:
  Unrealized holding gains (losses)
   on securities arising during period,
   net of reclassification adjustment
   for gains of $655 included in net
   income for the three and nine month
   periods ended April 30, and October
   31, 1999, respectively               (646)     (217)          0       (93)

  Other comprehensive expense            (60)      (19)        (24)       (6)
                                     --------  --------    --------  --------

Comprehensive income                  $1,103    $  120      $1,173    $  864
                                     ========  ========    ========  ========


                     MANAGEMENT'S DISCUSSION AND ANALYSIS


OPERATIONS

Net sales for the nine months ended October 31, 1999 increased approximately
15% to $41,042,000 from $35,828,000 for the similar period of 1998 and increased to $18,324,000 for the three months ended October 31, 1999 from $17,937,000 for the similar period of 1998. Please refer to Note 4 to the condensed consolidated financial statements for a breakdown of sales by segment. For the nine months ended October 31, 1999, the domestic toy segment accounted for approximately $3,500,000 of the sales increase and the Ohio Art diversified segment accounted for approximately $1,700,000. Sales of the Betty Spaghetty(r) fashion doll increased approximately $6,900,000 and sales of Water T-Ball(r) increased approximately $600,000 but were offset by sales decreases of $2,800,000 for the Bull Frogg(tm) interactive plush, and $1,300,000 in our Home and Travel category. Sales for the Ohio Art diversified segment would have decreased approximately $500,000, but the method of conducting business with a major lithography customer changed. In the previous year, the steel which we print was supplied by this customer. The customer requested that we purchase steel for them and include it in the billing to them. Approximately $2,800,000 of steel was purchased and rebilled to the customer for the nine months ended October 31, 1999 versus approximately $600,000 for the similar period of 1998.

                                                                     FORM 10-Q


                     MANAGEMENT'S DISCUSSION AND ANALYSIS


The Company's business is seasonal, with approximately 60-70% of its sales being made in the last six months of the calendar year in recent years. Subject to industry practice and comments as detailed in the Registrant's annual Form 10-K for the year ended January 31, 1999, order backlog as of November 30th is approximately $8,204,000 versus $5,492,000 at the same date in 1998 or approximately 49% higher than the prior year. It is anticipated that sales for the fourth quarter will be slightly less than the fourth quarter of the previous year because it is anticipated that inventory will not be available to meet some of these orders. It is estimated that sales for 1999 will be 10 - 15% higher than the previous year, although it is difficult to predict the final outcome for 1999.

Other income for the nine months ended October 31, 1999 increased to $1,778,000 from $857,000 for the similar period of 1998. The increase is primarily due to a gain of $988,000 resulting from the sale of marketable securities in the first quarter of 1999.

Gross profit margin (percentage) for the nine months ended October 31, 1999 (29.8%) decreased from the nine months ended October 31, 1998 (35.5%). The pass through of the steel purchased for a major lithography customer as mentioned previously accounted for approximately one-quarter of the decrease. The remaining decrease was due to a change in product mix as margins for Bull Frogg interactive plush in 1998 were higher than current product in order to cover the cost of advertising programs. Gross profit margin percentage for the three months ended October 31, 1999 (31.2%) decreased from the three months ended October 31, 1998 (38.8%). The majority of the decrease was the change in product mix as mentioned above, and a significant write-down of selected inventory.

Selling, administrative, and general expenses for the nine months ended October 31, 1999 decreased to $10,123,000 from $11,963,000 for the similar period of 1998 and decreased to $4,122,000 for the three months ended October 31, 1999 from $5,749,000 for the similar period of 1998. The majority of the decrease for both periods is advertising expense which decreased approximately $1,800,000 for the nine month period and decreased approximately $1,500,000 for the three month period. In 1998, advertising expense was budgeted based upon the level of toy sales, as well as a specific dollar amount per unit sold for specific toy items which were heavily promoted. In 1999, the Company is budgeting advertising expense strictly upon the level of toy sales.

Interest expense increased to $1,732,000 for the nine months ended October 31, 1999 from $1,268,000 for the similar period of 1998 and increased to $700,000 for the three months ended October 31, 1999 from $545,000 for the similar period 1998. The increase for both periods is due to a penalty interest charge of approximately $520,000 for the nine months ended October 31, 1999 and $270,000 for the three months ended October 31, 1999, imposed upon the Company by its existing lender.

Income tax expense of $333,000 was recorded in the first quarter of 1999 due to the realized gain on the sale of marketable securities. No income taxes were recorded on the remainder of the income or losses for the nine month or three month periods of 1999 or 1998 based upon estimates of the full fiscal year effective tax rate.

                                                                     FORM 10-Q


                     MANAGEMENT'S DISCUSSION AND ANALYSIS


FINANCIAL CONDITION

The Company's current ratio remained relatively the same at .7 to 1 at January 31, 1999 and .8 to 1 at October 31, 1999. The low current ratio for both periods is due to the classification of debt as current. The Company's lender formally declared a default on April 30, 1999, although the Company has kept current on all required debt payments during the year. The Company is currently negotiating with several lenders to replace its current lender and obtain financing. The Company believes that it will be able to do so.

During 1999, the Company has not borrowed additional funds from any lending source, but has been operating on cash received from operations which have been sufficient to the date of this filing. The Company intends as a result of cost savings from operations to continue without additional bank borrowing until new financing is obtained.


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

1.  Mainframe Computer System.

Based on an assessment that was made in 1997, the Company determined that it would be necessary to upgrade its current version of software used on its mainframe computer system in order to be Year 2000 compliant. Since only minor modifications will be made internally to the packaged software, implementation of the Year 2000 compliant software version should be relatively straightforward. The Company has upgraded its hardware to handle the new software. Costs incurred to date, the majority of which relate to the mainframe computer and software, approximate $160,000, the majority of which has been financed under an operating lease, will be expensed monthly over the next two years. Future costs to implement the remaining phases are estimated to be in the $5,000 to $10,000 range, although it is difficult to predict what problems the Company will encounter. Previously, the current version of software was tested by forwarding the dates into the year 2000, and the software did run, although the year 00 came before the year 99. The major problems occurring because of this would be in the Accounts Payable and Accounts Receivable areas. The potential solution would be to double the staff in each department, from two employees to four employees, to manually sort the dates for approximately three to four months until the majority of the 99 dates are eliminated. However, there is the risk, however slight, that the updated software, which has already been installed, does not run at all, virtually shutting down the Company. If this remote possibility would happen, the Company would revert to the older software version and hire the additional four people.

                                                                     FORM 10-Q


                     MANAGEMENT'S DISCUSSION AND ANALYSIS


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

                                                                     FORM 10-Q


                     MANAGEMENT'S DISCUSSION AND ANALYSIS


6.  Third Party Customers

The Company's top six customers account for approximately 70% of sales and the major interface with these customers is the transmission of orders via E.D.I. The Company has tested and implementated changes needed and feels confident that the year 2000 will not pose a problem. G.E. Information Systems has certified that the Company is Year 2000 compliant on E.D.I. Costs incurred to date approximate $1,000 to $2,000 and were charged to operations.

                                                                                               FORM 10-Q


                                   MANAGEMENT'S DISCUSSION AND ANALYSIS

RESOLUTION PHASES


                                    Assessment        Remediation          Testing         Implementation
                                   -------------     -------------      -------------      --------------
1.  Mainframe Computer System      100% Complete     100% Complete      100% Complete      100% Complete
                                                     Completion         Completion         Completion
                                                     Date               Date               Date
                                                     August 1999        September 1999     September 1999


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


PART II - OTHER INFORMATION


Item 6. Exhibits and reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended October 31, 1999.


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



                                                    THE OHIO ART COMPANY
                                                    --------------------
                                                        (Registrant)



Date:     December 8, 1999                     /s/ William C. Killgallon
                                               -------------------------
                                                   William C. Killgallon
                                                   Chairman of the Board



Date:     December 8, 1999                       /s/ M. L. Killgallon II
                                                 -----------------------
                                                     M. L. Killgallon II
                                                         President



Date:     December 8, 1999                         /s/ Paul R. McCusty
                                                   ----------------------
                                                       Paul R. McCusty
                                                   Vice President Finance