Form 10-K405
period 2000-01-31
OHIO ART CO
filed 2000-05-02
CIK 73942

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended January 31, 2000.

Commission file number 0-4479.


                              THE OHIO ART COMPANY
--------------------------------------------------------------------------------

             (Exact name of Registrant as specified in its charter)

           Ohio                                             34-4319140
-----------------------------------                  ---------------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                         Identification No.)

      P.O. Box 111, Bryan, Ohio                                43506
------------------------------------------------     ---------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: 419-636-3141

Securities registered pursuant to Section 12(b) of the Act:

           Title of each class                 Name of each exchange on which
       Common Stock, $1 Par Value                         registered
                                                    American Stock Exchange
--------------------------------------       -----------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of April 28, 2000 was approximately $3,805,440 (based upon the closing price on The American Stock Exchange). The number of shares outstanding of the issuer's Common Stock as of April 28, 2000 was 886,784. It is estimated that 32% of that stock is held by non-affiliates. (Excludes shares beneficially owned by officers and directors and their immediate families).


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

                                     PART I

Item 1.  Business

     Registrant is principally engaged in two lines of business: (a) the manufacture and distribution of toys (both domestically and internationally) and
(b) the manufacture and sale of custom metal lithography (Ohio Art Diversified) and molded plastic products (Strydel Diversified) to other manufacturers and consumer goods companies. (See Note 7 of Notes to Consolidated Financial Statements included herein for the year ended January 31, 2000.)

     Registrant manufactures and markets approximately 50 toy items including the nationally advertised Etch A Sketch(R), Travel Etch A Sketch(R), Pocket Etch A Sketch(R), and Zooper Sounds(TM) Etch A Sketch(R) drawing devices, Betty Spaghetty(R) doll, Water T-Ball(TM), and drums.

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

                                                  Year Ended
                                  -------------------------------------------
   CLASS                            1/31/00        1/31/99        12/31/97
   -----                            -------        -------        --------

   Writing and Drawing Toys           24%            29%            51%
   Activity Toys                      12%            15%            10%
   Small Dolls                        33%            23%              0%
   Diversified Products               31%            33%            39%

     The Company's fiscal year was changed from December 31 to January 31 effective in 1998.

     The toy industry is highly competitive, and among Registrant's competitors are a number of substantially larger firms having greater financial resources and doing a substantially greater volume of business. Published statistics for the year 1999 indicate the Registrant accounted for less than one percent (1%) of the total toy sales in the United States. Competition in Registrant's business is believed to be based on novelty of product, customer appeal, merchandising of character licenses, ability to deliver products on a timely basis, price, and reputation for quality.

     Diversified Products segments are primarily products manufactured to customers' specifications. Registrant believes that the principal competitive factors in this business are price and demonstrated ability to deliver quality products on a timely basis.

     Registrant's toy business is seasonal and historically approximately 55% to 70% of its sales have been made in the last six months of the fiscal year. Second half shipments in the last two fiscal years amounted to 57% and 61% of annual sales respectively. First half shipments were encouraging this year due to the popularity of Water T-Ball(TM) and the Betty Spaghetty(TM) fashion doll; however, the second half is historically particularly strong as the primary selling season is prior to the Christmas holiday. The Company's customers in recent years have ordered later in the year in an effort to control inventories. This has been particularly true in years with uncertain economic conditions. The Diversified Products segments do not have any established seasonal pattern.

     Registrant's order backlog at the end of any fiscal year is not a meaningful predictor of financial results of the preceding or succeeding year. Historically, new toy products have been introduced to the trade at the annual industry trade fair in February in New York and at foreign trade fairs which generally occur within a thirty day period prior to the U.S. trade fair. In recent years there has been a trend to earlier introduction of new items to major customers. Major customers normally place tentative orders during the first and second calendar quarters which indicate the items they will be buying for the coming season and an indication of quantity. These orders are usually "booking" orders which have no designated shipment date. Customers confirm specific shipment dates during the year to meet their requirements. Industry practice is that these orders are cancelable until shipped at no cost to the customer. As the Registrant's product mix has changed to a higher percentage of promotional type products in recent years, the dollar amount of orders in the order backlog which have been canceled in the third and fourth calendar quarters has been unpredictable. It is therefore difficult to state the level of firm order backlog.

     Order backlog at any point in time is impacted by the timing of the February trade fair and placing of initial tentative orders by major accounts, the product mix between spring and fall items, the mix between domestic versus international orders, and the year-end inventory carry-over of the Company's products at the retail level on the part of its customers. The order backlogs believed to be firm, subject to comments above, as of mid-April were:

                   2000 - approximately  $18,200,000
                   1999 - approximately  $15,500,000

     The seasonal nature of the business generally requires a substantial build-up of working capital during the second and third calendar quarters to carry inventory and accounts receivable. Extended payment terms are in general use in the toy industry to encourage earlier shipment of merchandise required for selling during the spring and Christmas seasons.

     Registrant's basic raw materials are sheet metal, inks and coatings, plastic resins, fiber board, and corrugated containers and are generally readily available from a number of sources. Although Registrant has at times not been able to procure sufficient quantities of certain raw materials to meet its needs, however adequate supplies have been available in recent years.

     Registrant imports a variety of plastic and miscellaneous parts as well as finished products from China and steel from Japan for its lithography business. In the fiscal year ended January 31, 2000, these imports accounted for approximately 24% of the total cost of goods sold. Tariffs, internal affairs of foreign countries, and other restraints on international trade have not materially affected Registrant to date but no assurance can be given that these conditions will continue. Registrant has utilized forward exchange contracts to cover requirements for major purchase commitments based on foreign currencies. However, the use of foreign exchange contracts has not been necessary in the past seven years.

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

     The Registrant has an established program for licensing others to manufacture and/or distribute its products outside the United States. Although international sales declined in 2000, primarily due to economic weakness in the Far East and South America, sales in Europe continued to increase based on the strength of the Betty Spaghetty(TM) fashion doll. Sales increased strongly in the fiscal year ended January 31, 2000 as new relationships were developed and were successful, mainly due to new product introductions.

     Because of the seasonal nature of the Registrant's business, the number of full-time employees at January 31, 2000, and 1999 and December 31, 1997 is not as indicative of activity as the average number of employees during the year. The average number of employees has been: 2000 - 309, 1999 - 323; 1997 - 303.

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

     Registrant maintains its own design and development staff and, in addition, utilizes contractual arrangements with outside development groups. Approximately $514,000 as of January 31, 2000, $710,000 as of January 31, 1999, and $1,100,000
in 1997, was spent on such activities. The expense for 1997 was higher because of a decision to use outside development groups to introduce product concepts, engineer and build working prototypes, and refine the final product. Outside development expenses for 2000, 1999 and 1997 were approximately $70,000, $170,000 and $400,000 respectively.

     Customers of the toy segment include a number of large retailers. A number of major toy retailers have, in recent years, experienced financial difficulties resulting in either bankruptcy, restructuring, or slow payment. The loss of any of these customers could have a material adverse effect on this segment of Registrant's business. Registrant's consolidated revenues for the fiscal year ended January 31, 2000 included approximately $7,700,000 ($7,100,000 and $5,000,000 for the years ended January 31, 1999 and December 31, 1997, respectively) of sales to Wal-Mart and sales to Toys R Us of $6,400,000 ($5,400,000 and $4,200,000 for the years ended January 31, 1999 and December 31,
1997). These customers are major toy retailers.

     Sales of the Registrant's Diversified Products segments are concentrated in a limited number of accounts. Sales to the five largest customers account for approximately 72% of the total sales of these segments. The loss of any of these customers could have a material adverse effect on the Diversified Products segments of Registrant's business.


Item 2.  Properties

     Registrant owns plants located at Bryan, Ohio, which consist of approximately 60,000 square feet of office, 374,000 square feet of production, and 227,000 square feet of warehouse space. Registrant also owns a plant at Stryker, Ohio, which consists of approximately 134,000 square feet. The majority of Registrant's facilities are of masonry construction and are adequate for its present operation. Production, other than metal lithography, which is normally scheduled on a three- shift, eight hour, five day week with overtime for Saturday and Sunday, is primarily on a one-shift basis at the Bryan, Ohio facilities. The Bryan facilities run second shift operations on selected toy items during seasonal demand peaks. The Stryker, Ohio plant is normally scheduled on the basis of three-shift operations.


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


Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters


COMMON STOCK - MARKET, EARNINGS, AND DIVIDEND INFORMATION
     The principal market for the Common Stock of The Ohio Art Company is the American Stock Exchange under Ticker Symbol OAR. The approximate number of record holders of the Company's Common Stock at January 31, 2000 was 803. The high and low sales prices of the stock on that Exchange, as reported by the Exchange, and earnings (loss) and dividends per share paid on the stock in 2000 and 1999 by quarter, were as follows:

                                                      Fiscal Year Ended January 31, 2000
                                                      ----------------------------------
                                          Sales Prices                          Income                Dividend
                                  High                    Low                   (Loss)                Declared
                                  ----                    ---                   ------                --------
Feb - Apr                        $17.25                  $10.50                  $.28                   $.00
May - Jul                           *                      *                    (1.08)                    .00
Aug - Oct                          18.25                  11.00                    .97                    .00
Nov - Jan                          22.75                  18.25                    .33                    .00

* Price data is not available due to the American Stock Exchange trading halt during this period.

                                                      Fiscal Year Ended January 31, 1999
                                                      ----------------------------------
                                          Sales Prices                          Income                Dividend
                                   High                    Low                  (Loss)                Declared
                                   ----                    ---                  ------                --------
Feb - Apr                         $39.00                 $21.50                $(1.04)                 $.04
May - Jul                          28.50                  21.88                    .34                   .04
Aug - Oct                          30.88                  21.75                   1.11                   .04
Nov - Jan                          41.50                  15.50                  (2.51)                  .04


Given the financial condition of the Company, the Board of Directors suspended dividend payments effective April 16, 1999.

Item 6.  Selected Financial Data

                                 FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA YEARS ENDED
                             JANUARY 31, 2000 AND 1999, AND DECEMBER 31, 1997, 1996, AND 1995
                                       Amounts in thousands, except per share data

                                                       JANUARY 31                              DECEMBER 31
                                               ---------------------------      ------------------------------------------
                                                   2000            1999           1997             1996              1995
                                                   ----            ----           ----             ----              ----

Net Sales and Other Income                        $54,777         $47,149        $37,081           $37,527           $49,230
Net Income (Loss)                                     431         (1,827)        (5,144)           (1,701)             1,961
Net Income (Loss) per Share of Common
Stock (a)                                             .50          (2.10)         (5.68)            (1.86)            (2.04)
Dividends Declared per Share of Common
Stock                                                 .00             .16            .20               .25               .24
Dividends Paid per Share of Common
Stock(b)                                              .04             .16            .20               .31               .24
Book Value per Share of Common Stock
(c)                                                  5.74            5.82           9.71             15.24             17.51
Average Number of Shares Outstanding
                                                  865,046         869,307        904,903           915,630           963,048
Stockholders of Record (d)                            803             691            621               594               600
Working Capital (Deficit)                          $7,216        $(8,479)         $8,207            $8,318           $10,375
Property, Plant and Equipment (net)
                                                   10,258          11.478         12,241            11,465             5,464
Total Assets                                       25,883          30,773         31,731            28,083            25,572
Long-Term Obligations                              13,798             777         15,073             8,362               667
Stockholders Equity                                 5,086           5,164          8,668            14,055            16,832
Average Number of Employees
                                                      309             323            303               315               304

Note:  All prior periods have been restated to reflect the two for one stock split in 1996.

(a)    Based upon weighted average shares outstanding during the year.

(b)    Stock or cash dividend paid every year since 1908.

(c)    Based upon shares outstanding at year-end.

(d) Includes Employee Stock Ownership Plan participants who were 100% vested at year-end.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


OPERATIONS
The following table sets forth for the periods indicated selected earnings and expense items, the percentage relationship to net sales, and the percentage increase or decrease of such items as compared to the corresponding period:

                                                       JAN 31          JAN 31          DEC 31         JAN 31          JAN 31
                                                        2000            1999            1997           2000            1999
                                                        ----            ----            ----           ----            ----
                                                            (Dollars in thousands)                  % Increase (Decrease)

Net Sales                                              $52,539          $45,937        $36,291          14.4%            26.6%
Gross Margin                                            13,110           14,756          7,513        (11.2)%            96.4%
Percent of Net Sales                                     25.0%            32.1%          20.7%

Selling, Administrative and General                    $12,344          $15,997         12,260        (22.8)%            30.5%
Percent of Net Sales                                     23.5%            34.8%          33.8%

Income (Loss) from Operations                           $3,004            $(28)       $(4,756)       10828.6%            99.4%
Percent of Net Sales                                      5.7%            (.1)%        (13.1)%

Interest Expense                                        $2,240           $1,668         $1,124          34.3%            48.4%
Percent of Net Sales                                      4.3%             3.6%           3.1%

Income Tax Expense (Credit)                               $333             $130         $(736)         156.2%           117.7%
Percent of Net Sales                                       .6%              .3%         (2.0)%

Net Income (Loss)                                         $431         $(1,827)       $(5,144)         123.6%            64.5%
Percent of Net Sales                                       .8%           (4.0)%        (14.2)%


The Company's net sales for the year ended January 31, 2000 increased 14% over the prior year reflecting significant sales increases in Domestic Toy and Diversified Products segments. Gains in Domestic Toy sales were largely the result of the continued success of the Betty Spaghetty(R) fashion doll and the Etch A Sketch(R) drawing toy whose 40-year popularity was bolstered by the release of the movie Toy Story II during the holiday season. International Toy sales fell due primarily to market softness in the Far East and South America. Sales in the European market continued to increase based on the strength of the Betty Spaghetty(R) fashion doll. Ohio Art Diversified sales, excluding material purchased and resold at cost to a major customer, reported a modest increase over the previous year. Strydel Diversified sales were up 29% over the previous year due to expansion of its customer base and increased sales to existing customers.

Net sales increased by approximately $9,600,000 for the year ended January 31, 1999 as compared to the twelve months ended December 31, 1997. Effective February 1, 1998, the Company elected to change its year end from December 31 to January 31. All four reportable segments had an increase in net sales. Domestic Toy increased approximately $5,300,000, International Toy increased approximately $3,000,000, Ohio Art Diversified increased approximately $500,000, and Strydel Diversified increased approximately $800,000. The increase in sales in the toy segments ($8,300,000) was the result of a new product introduction, the Betty Spaghetty(R) fashion doll whose sales amounted to approximately $11,000,000 in 1999. This increase was offset by a decrease in sales of our Etch A Sketch(R) line of products (Classic, Travel, and Pocket) of approximately $2,900,000.

Aggregate toy segment export sales from the United States, foreign royalty income, and direct shipments from foreign manufacturers to foreign customers included in consolidated revenues amounted to approximately $5,850,000, $6,657,000 and $3,360,000 in 2000, 1999, and 1997, respectively, of which approximately $4,200,000, $3,570,000, and $1,565,000 in 2000, 1999, and 1997,
respectively, were to customers in the European community.

The Company's gross profit margin percentage in 2000 (25.0%) decreased from the previous year (32.1%). All segments reported flat or lower gross margins. Toy segment margins at standard fell 6.3% due to costs associated with the sell off of discontinued toys and games. Ohio Art Diversified gross margin, excluding material purchased and resold at cost to a major customer, was significantly lower (23.5%) than the previous year due to increased unabsorbed labor and overhead expenses.

The Company's gross profit margin percentage in 1999 (32.1%) increased significantly from the level of the prior year (20.7%). Unabsorbed overhead expense, primarily at the Bryan, Ohio facility decreased approximately $2,400,000 from the 1997 level. The sales mix, especially for the Toy segments, impacted the gross profit margin percentage favorably primarily because of sales of the Betty Spaghetty(R) fashion doll and Water T-Ball.

Selling, administrative, and general expenses in 2000 were reduced by approximately $3,700,000 from the preceding year. Advertising expense declined approximately $2,700,000 as expenditures were limited to a percentage of sales rather than committing funds with the expectation of higher sales. Royalty expense decreased approximately $600,000 as the sales of products subject to royalty decreased. Travel and entertainment expenses fell approximately $300,000 due to travel restrictions imposed by management.

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

Interest expense increased significantly in 2000 ($2,240,000) from 1999 ($1,668,000). The Company's loan agreements contained certain financial covenants, of which one or more covenants had not been technically met. As a result, the bank charged the Company default interest amounting to approximately $758,000 even though the Company made timely interest and principal payments. The Company repaid approximately $4,200,000 of the long-term debt in 2000, primarily in the third and fourth quarters. The debt repayment reduced the Company's potential interest expense for the year by approximately $150,000.

Interest expense increased approximately $500,000 in 1999 over 1997 as the Company carried over a higher level of debt from the previous year due to the financing of a new lithography system and previous years' losses. The Company then maintained a higher level of borrowing throughout the year resulting in the increased interest expense.

The 2000 net income of $431,000 resulted from reduced selling, administrative, and general expenses and a one-time gain on the sale of marketable equity securities ($988,000), offset by reduced gross margins and higher interest expense as previously explained. The Company has restated the reported results of operations for the first three quarters of 2000 as a result of inventory adjustments discovered during its year-end physical inventory reconciliation process. The Company determined that amounts in excess of standard costs were recorded in inventory because of incorrect monthly cost reporting, and those costs were not relieved from inventory in the standard cost of sales system used for calculations of interim results of operations.

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

Note 3 of Notes to Consolidated Financial Statements presents the components of the income taxes (credits) for 2000, 1999, and 1997, and the reconciliation of taxes at the statutory rate to the Company's income tax expense.

LIQUIDITY AND SOURCES OF CAPITAL
Because of the seasonal nature of the toy business, the Company normally requires a substantial build-up in working capital from the beginning of the year to a seasonal peak during the third and early part of the fourth quarters. Extended payment terms are in general use in the toy industry to encourage earlier shipments of merchandise required for selling during the Christmas season. As a result, the Company's working capital requirements typically increase with seasonal shipments as collection of a substantial portion of accounts receivable is deferred until the fourth quarter. This increased working capital requirement has been financed in recent years (except for 2000) by bank borrowings under both a revolving line-of-credit and by short-term lines-of-credit.

The Company's current ratio at January 31, 2000 increased to 2.0 to 1 from .7 to 1 at January 31, 1999. The increase is attributable to the classification of bank debt as long-term obligations in 2000, versus the current liability classification because of the default situation in 1999. In addition, accounts receivable increased due to increased sales volume and a slow down in collections late in the year. Inventories, prepaid expenses and accounts payable all declined as the Company made a concerted effort to control material purchases and improve cash flow.

The Company's current ratio at January 31, 1999 decreased to .7 to 1 from 2.1 to 1 at December 31, 1997. The decrease is directly attributable to the classification of bank debt as a current liability. The Company had not complied with certain covenants of its loan agreement with its lenders and, as a result, borrowings under the credit agreement, term loan, and note payable by the ESOP were classified as current liabilities.

On December 23, 1998, the Bank met with the Company and announced that it no longer wanted to participate in the revolving credit or term agreements. Maximum borrowings during fiscal 1999, including the term loan, amounted to approximately $23,000,000 with an outstanding balance at January 31, 1999 of $12,500,000 on the revolving credit agreement, approximately $4,900,000 on the term loan, and $363,000 in borrowings on the Company's ESOP.

On April 7, 2000, the Company entered into a three year revolving credit agreement with The CIT Group/Business Credit, Inc. that provides for borrowings of up to $12,000,000 based on various percentages of eligible inventory and accounts receivable and six year term loans aggregating $3,279,000. On April 7, 2000, the Company executed a $5,200,000 term loan to refinance its existing term loan. The revolving credit facility and term loans are collateralized by the assets of the Company. Borrowings under the loan agreement with the Company's former lenders were prohibited during fiscal 2000 due to the Company's violation of certain financial covenants. The outstanding loan balances at January 31, 2000 were $8,800,000 on the revolving credit agreement, approximately $4,478,000 on the term loan, and $363,000 in borrowings on the Company's ESOP. The loans with the former lender were repaid with funds available under the new loans on April 7, 2000.

The increase in the carryover of cash coupled with a decrease in current liabilities at January 31, 2000 has had a positive impact on liquidity during the first quarter of fiscal 2001. The Company expects that the loan agreements executed on April 7, 2000 will provide adequate funds to meet working capital requirements for the year ahead.

ENVIRONMENTAL MATTERS
The Company is subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States. The Company is subject to the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters, and the United States Environmental Protection Agency (EPA). These groups and other federal agencies have the authority to promulgate regulations that could have an impact on the Company's operations.

The Company received a letter from the EPA in May 1999 alleging a violation of certain air standards. The Company is negotiating a settlement with the EPA and does not know the outcome of these negotiations as yet. The Company believes that the results of these negotiations will not have a material adverse effect on its financial position.

The Company is committed to a long-term environmental protection program that reduces emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental or OSHA concerns.

IMPACT OF INFLATION AND CHANGING PRICES
The Company's current labor contracts and management compensation policies have lessened the impact that wage inflation has on operations because compensation above base wages has been based on overall Company performance. Although the Company continued to be affected by increased costs of materials and services during fiscal 2000, the magnitude of these increases, other than costs of employee health care, over the past several years has not been significant in most areas of the business.

In recent years a higher percentage of component parts used in the Company's products have been purchased from sources outside of the United States. Changes in product mix in 2000, 1999, and 1997 resulted in only a small portion of these purchases being committed in foreign currencies and therefore only minor exposure to exchange risk.

Some of the primary raw materials used in the manufacture of the Company's products are petrochemical derivative plastics. Costs of these raw materials are closely tied to the price of oil. Costs have remained relatively constant throughout fiscal years 1999 and 2000 but may increase substantially in 2001. Packaging materials are expected to increase as well, and may exceed 2000 cost levels by more than 20%. During a period of rapidly rising costs the Company is not able to fully recover cost increases through price increases due to competitive conditions and trade practices.

IMPACT OF YEAR 2000
The Company developed and initiated plans that addressed the possible exposures related to the impact of the Year 2000 on its computer systems, equipment, business and operations. The Company completed all Year 2000 readiness work on time and experienced no significant problems. Costs incurred were approximately $250,000, the majority of which related to the mainframe computer and software and a network server. There are no material expenditures expected to be incurred in the future related to the Year 2000 problem.


Item 7A. Qualitative and Quantitative Disclosures About Market Risk

The Company's earnings and cash flow are not directly affected by foreign currency exchange since all purchases and sales are made in U.S. currency. However, the Company could be affected indirectly, both positively or negatively, since the majority of its toy products are manufactured by unrelated vendors overseas and the price of the products is influenced by the foreign exchange rate.

The Company's interest expense is sensitive to the level of the U.S. prime rate as described in Note 2 to the Consolidated Financial Statements. The Company is not a party to any material derivative financial instruments.

Item 8.  Financial Statements and Supplementary Data


                         Report of Independent Auditors


The Board of Directors and Shareholders
The Ohio Art Company


We have audited the accompanying consolidated balance sheets of The Ohio Art Company and subsidiaries as of January 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended January 31, 2000, the one month period ended January 31, 1998 and the year ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Ohio Art Company and subsidiaries at January 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended January 31, 2000, the one month period ended January 31, 1998 and the year ended December 31, 1997 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                   Ernst & Young LLP
Toledo, Ohio
March 10, 2000, except for
   Note 2 as to which the date
   is April 7, 2000

                        Consolidated Financial Statements
                      The Ohio Art Company and Subsidiaries
                           Consolidated Balance Sheets

                                                                                      January 31
                                                                             2000                1999
                                                                      ----------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                            $      2,409,429   $        182,329
   Accounts receivable, less allowances of $449,000
     in 2000 and $515,000 in 1999                                              7,341,404          6,582,457
   Income taxes recoverable                                                            -          1,034,734
   Inventories:
     Finished products                                                         4,230,705          7,450,360
     In process                                                                  504,695            497,894
     Materials and purchased parts                                             1,903,904          2,220,077
                                                                      ----------------------------------------
     Inventories at first in, first out (FIFO) method                          6,639,304         10,168,331
     Less adjustment to reduce inventories to last-in, first-out
       (LIFO) method                                                           2,477,502          2,552,058
                                                                      ----------------------------------------
     Inventories at LIFO                                                       4,161,802          7,616,273
   Prepaid expenses                                                              303,258            937,741
                                                                      ----------------------------------------
Total current assets                                                          14,215,893         16,353,534

Other assets:
   Cash value of life insurance, less policy loans of $699,495 in
     2000 and $455,076 in 1999                                                   158,711            445,914
   Marketable equity security                                                          -          1,312,770
   Deposits and advances                                                         230,194            245,260
   Pension                                                                     1,020,504            937,611
                                                                      ----------------------------------------
                                                                               1,409,409          2,941,555

Property, plant and equipment:
   Land                                                                          164,626            164,626
   Land improvements                                                             153,494            153,494
   Leasehold improvements                                                        132,920            132,920
   Buildings and building equipment                                            7,657,974          7,485,543
   Machinery and equipment                                                    29,717,457         29,275,979
                                                                      ----------------------------------------
                                                                              37,826,471         37,212,562
   Less allowances for depreciation and amortization                          27,568,540         25,734,272
                                                                      ----------------------------------------
                                                                              10,257,931         11,478,290
                                                                      ----------------------------------------
                                                                        $     25,883,233   $     30,773,379
                                                                      ========================================


                      The Ohio Art Company and Subsidiaries
                     Consolidated Balance Sheets (Continued)

                                                                                       January 31
                                                                              2000               1999
                                                                      ----------------------------------------
Liabilities and stockholders' equity Current liabilities:
   Accounts payable                                                     $      4,016,226    $      4,870,300
   Employees' compensation and amounts withheld therefrom                        405,170             392,626
   Taxes, other than income taxes                                                217,148             339,090
   Other liabilities                                                           1,531,133           1,394,220
   Dividend payable                                                                    -              35,452
   Long-term debt due or callable within one year                                830,000          17,800,792
                                                                      ----------------------------------------
Total current liabilities                                                      6,999,677          24,832,480

Long-term obligations, less amounts due or callable within one year           13,797,735             777,274

Stockholders' equity:
   Common Stock, par value $1.00 per share:
     Authorized - 1,935,552 shares
     Outstanding - 886,784 shares (excluding 72,976
       treasury shares)                                                          886,784             886,784
   Additional paid-in capital                                                    196,898             196,898
   Retained earnings                                                           4,365,139           3,934,444
   Accumulated other comprehensive income,
     net of tax                                                                        -             508,499
   Reduction for ESOP loan guarantee                                            (363,000)           (363,000)
                                                                      ----------------------------------------
Total stockholders' equity                                                     5,085,821           5,163,625
                                                                      ----------------------------------------
                                                                        $     25,883,233    $     30,773,379
                                                                      ========================================

See accompanying notes.


                      The Ohio Art Company and Subsidiaries
                      Consolidated Statements of Operations

                                                                                                                     Month ended
                                                         January 31,                        December 31,             January 31,
                                               2000                   1999                      1997                   1998
                                       ---------------------------------------------------------------------------------------------

Net sales                                 $    52,538,669     $    45,936,531            $    36,290,922         $     1,415,598
Royalty income                                    908,341             902,265                    521,126                  13,221
Other income                                    1,330,118             309,902                    268,478                  12,933
                                       ---------------------------------------------------------------------------------------------
                                               54,777,128          47,148,698                 37,080,526               1,441,752
Costs and expenses:
   Cost of products sold                       39,428,999          31,180,536                 28,777,624               1,554,397
   Selling, general and administrative         12,344,158          15,996,639                 12,259,562                 825,923
   Interest                                     2,240,276           1,668,189                  1,124,149                 110,834
   Charge for impairment of goodwill                    -                   -                    799,320                       -
                                       ---------------------------------------------------------------------------------------------
                                               54,013,433          48,845,364                 42,960,655               2,491,154
                                       ---------------------------------------------------------------------------------------------
Income (loss) before income taxes                 763,695          (1,696,666)                (5,880,129)             (1,049,402)

Income taxes (credit)                             333,000             130,000                   (736,000)                 35,000
                                       ---------------------------------------------------------------------------------------------
Net income ( loss)                        $       430,695     $    (1,826,666)           $    (5,144,129)        $    (1,084,402)

Net income (loss) per share               $          .50      $        (2.10)            $        (5.68)         $        (1.19)

Average number of shares outstanding              865,046             869,307                    904,903                 913,914
                                       =============================================================================================

  See accompanying notes.


                      The Ohio Art Company and Subsidiaries
                 Consolidated Statements of Stockholders' Equity


                                                    Additional                  Accumulated Other  Reduction for
                                          Common     Paid-In       Retained       Comprehensive      ESOP Loan
                                          Stock      Capital       Earnings       Income (Loss)       Guaranty          Totals
                                       -------------------------------------------------------------------------------------------

Balances at January 1, 1997             $  922,277  $  225,308  $  12,888,810     $    382,090     $   (363,000)    $ 14,055,485
   Net loss                                                        (5,144,129)                                        (5,144,129)
   Other comprehensive income
    (loss), net of tax:
     Unrealized gain on
      marketable equity security                                                       410,596                           410,596
     Pension liability adjustment                                                       (4,190)                           (4,190)
                                                                                                                   ---------------
   Comprehensive loss                                                                                                 (4,737,723)
   Cash dividends declared
    ($.20 per share)                                                 (180,673)                                          (180,673)
   Purchase of 30,006 treasury shares      (30,006)    (20,637)      (418,406)                                          (469,049)
                                       -------------------------------------------------------------------------------------------
Balances at December 31, 1997              892,271     204,671      7,145,602          788,496         (363,000)       8,668,040
   Net loss for the month                                          (1,084,402)                                        (1,084,402)
   Other comprehensive income,
    net of tax:
     Unrealized gain on marketable
      equity security                                                                   68,195                            68,195
                                                                                                                   ---------------
   Comprehensive loss                                                                                                 (1,016,207)
   Purchase of 163 treasury shares            (163)       (105)        (2,126)                                            (2,394)
                                       -------------------------------------------------------------------------------------------
Balances at January 31, 1998               892,108     204,566      6,059,074          856,691         (363,000)       7,649,439
   Net loss                                                        (1,826,666)                                        (1,826,666)
   Other comprehensive loss,
    net of tax:
     Unrealized loss on marketable
      equity security                                                                 (174,101)                         (174,101)
     Reclassification of realized
       gain on marketable equity
       security included in net
       loss, net of $41,000 income
       tax effect                                                                      (78,985)                          (78,985)
     Pension liability adjustment                                                      (95,106)                          (95,106)
                                                                                                                   ---------------
   Comprehensive loss                                                                                                 (2,174,858)
   Cash dividends declared
    ($.16 per share)                                                 (142,485)                                          (142,485)
   Purchase of 5,324 treasury shares        (5,324)     (7,668)      (155,479)                                          (168,471)
                                       -------------------------------------------------------------------------------------------
Balances at January 31, 1999               886,784     196,898      3,934,444          508,499         (363,000)       5,163,625
   Net income                                                         430,695                                            430,695
   Other comprehensive income
    (loss), net of tax:
     Reclassification of realized
       gain on marketable equity
       security included in net
       income, net of $333,000
       income tax effect                                                              (645,937)                         (645,937)
     Pension liability adjustment                                                      137,438                           137,438
                                                                                                                   ---------------
  Comprehensive loss                                                                                                     (77,804)
                                       -------------------------------------------------------------------------------------------
Balances at January 31, 2000            $  886,784  $  196,898  $   4,365,139     $          -     $   (363,000)    $  5,085,821
                                       ===========================================================================================

See accompanying notes.


                      The Ohio Art Company and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                      Year ended                           Month
                                                 -----------------------------------------------------     Ended
                                                             January 31               December 31,      January 31,
                                                       2000              1999             1997              1998
                                                 -----------------------------------------------------------------------
Operating activities
Net income (loss)                                  $     430,695    $  (1,826,666)    $  (5,144,129)   $  (1,084,402)
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
     Provision for depreciation and amortization       1,986,693        1,968,770         1,643,777          157,448
     Gain on sale of marketable equity security         (988,326)        (119,675)                -                -
     Deferred federal income taxes                       333,000          130,000          (272,000)          35,000
     Provision for losses on accounts receivable         166,020          104,014           108,808           20,141
     Scholarship obligation expense                       26,915           27,228            43,132            2,473
     Gain on sale of property, plant and
       equipment                                          (1,160)         (11,396)          (14,709)               -
     Charge for impairment of goodwill                         -                -           799,320                -
     Changes in operating assets and liabilities:
       Accounts receivable                              (926,967)      (1,569,043)       (2,181,948)       3,157,503
       Inventories                                     3,454,471       (3,327,823)          486,228         (484,468)
       Accounts payable                                 (854,074)         944,416           268,005          (25,103)
       Prepaid expenses, other assets, accrued
         expenses and other liabilities                1,938,320         (283,222)          241,633           51,449
                                                 ------------------------------------------------------------------------
Net cash provided by (used in) operating
   activities                                          5,565,587       (3,963,397)       (4,021,883)       1,830,041

Investing activities
Proceeds on sale of marketable equity security         1,332,370          156,990                 -                -
Purchases of property, plant and equipment              (797,918)      (1,251,640)       (2,434,663)        (140,746)
Changes in net cash value of life insurance              287,203          205,234           (60,441)          (1,499)
Proceeds from sale of property, plant and
   equipment                                              32,744           40,750            50,211                -
                                                 -----------------------------------------------------------------------
Net cash provided by (used in) investing
   activities                                            854,399         (848,666)       (2,444,893)        (142,245)

Financing activities
Borrowings                                                     -       17,600,000        27,500,000        1,200,000
Repayments                                            (4,157,434)     (15,072,645)      (19,613,720)      (1,953,574)
Cash dividends paid                                      (35,452)        (142,724)         (181,886)          (2,394)
Purchase of treasury shares                                    -         (168,471)         (469,049)               -
                                                 -----------------------------------------------------------------------
Net cash provided by (used in) financing
   activities                                         (4,192,886)       2,216,160         7,235,345         (755,968)
                                                 -----------------------------------------------------------------------
Cash and cash equivalents:
   Increase (decrease) during year                     2,227,100       (2,595,903)          768,569          931,828
   At beginning of year                                  182,329        2,778,232         1,077,835        1,846,404
                                                 -----------------------------------------------------------------------
Cash and cash equivalents at
end of year                                        $   2,409,429    $     182,329     $   1,846,404    $   2,778,232
                                                 =======================================================================


See accompanying notes.


                      The Ohio Art Company and Subsidiaries
                   Notes To Consolidated Financial Statements
                                January 31, 2000

1.  Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of The Ohio Art Company and its subsidiaries (the Company) after elimination of significant intercompany accounts, transactions and profits.

Change in Fiscal Year

During 1997, the Board of Directors approved a fiscal year end change from December 31st to January 31st. The accompanying consolidated financial statements include the results of operations and cash flows for the years ended January 31, 2000 and 1999 and December 31, 1997, and the one-month period ended January 31, 1998.

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

Goodwill

In 1997, as a result of operating losses, cash flow reductions and review of specific products, the Company determined that it had an impairment in value of goodwill under the criteria of Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." Accordingly, the Company recorded an impairment charge of $799,320 ($.88 per share) to write-off goodwill in the fourth quarter of 1997 related to a previous business acquisition. The Company no longer manufacturers products related to this acquisition.

Revenue Recognition

Revenue is recognized when products are shipped to customers. Royalty income is recognized as earned.

Product Development Costs

Costs related to the development of new products and changes to existing products are charged to operations as incurred.

Advertising and Sales Promotion

Advertising and sales promotion expenditures are charged to operations in the year incurred. Advertising expense was approximately $3,243,000, $5,973,000, and $3,283,000 for the years ended January 31, 2000 and 1999 and December 31, 1997, respectively, and $90,000 for the one month ended January 31, 1998. Prepaid advertising and sales promotion expenditures amounted to approximately $122,000 and $514,000 at January 31, 2000 and 1999, respectively.

Net Income (Loss) Per Share

Net income (loss) per share is computed based upon the average number of shares outstanding during the year after giving effect to released shares held by the Company's Employee Stock Ownership Plan. The Company has no potentially dilutive securities.

Marketable Equity Security

The marketable equity security was categorized as available for sale and as a result was stated at fair value. Unrealized gains and losses, net of deferred income taxes, were included as a component of stockholders' equity until realized. The average cost of the security sold was used to determine the realized gain.

Financial Instruments

The fair values of cash, accounts receivable and long-term debt approximate the carrying values thereof.

Reclassification

Certain amounts in the January 31, 1999 financial statements have been reclassified to conform to the January 31, 2000 presentation. These reclassifications had no effect on the net loss for the year, working capital (deficit) or equity.



2. Long-Term Obligations

                                                      January 31
                                              2000                1999
                                       ----------------------------------------

Revolving credit agreement                $     8,800,000    $    12,500,000
Term loan                                       4,478,358          4,937,792
Long-term obligation - pension                    834,196            620,757
Note payable by ESOP, guaranteed
   by the Company                                 363,000            363,000
Long-term obligation - scholarships               152,181            156,517
                                       ----------------------------------------
                                               14,627,735         18,578,066
Less current portion                              830,000         17,800,792
                                       ----------------------------------------
                                          $    13,797,735    $       777,274
                                       ========================================


The Company executed a loan and security agreement on April 7, 2000 that provides for borrowings up to $12,000,000 for three years on a revolving credit basis based on various percentages of eligible inventory and accounts receivable and term loans aggregating $3,279,000 with interest payable monthly at prime plus 1.25% and an unused line fee of 0.5%. The term loans are payable $45,542 per month plus interest in seventy-two consecutive payments commencing May 1, 2000. The loan and security agreement is collateralized by all real and personal property of the Company.

On April 7, 2000, the Company executed a $5,200,000 term loan to refinance its existing term loan. The new term loan is payable in monthly installments of $91,500 including interest at prime plus 2%, increasing by 0.5% on each anniversary date through April 1, 2007. The loan is collateralized by all real and personal property of the Company.

The loan and security agreement and term loans contain certain financial covenants that require, among other things, minimum amounts of tangible net worth and limit dividend payments and purchases of property, plant and equipment.

The Company had not complied with certain covenants of its loan agreement with its former lenders and, as a result, borrowings under the former credit agreement, term loan and note payable by the ESOP were classified as current liabilities as of January 31, 1999. As a result of the Company's failure to meet the financial covenants, pursuant to its former lending agreement, the agent bank has charged the Company additional incremental default interest at 6% beginning in fiscal 2000 amounting to approximately $758,000 for the year ended January 31, 2000. Loans with its former lenders were repaid with funds available under the new loans on April 7, 2000.

The Company has recorded the present value of the long-term obligations related to ETCH A SKETCH(R) scholarship contests conducted in 1985 and 1990. Future payments to the contest winners are payable by the Company through 2012.

Scheduled maturities of the term loans executed April 7, 2000 for the years subsequent to January 31, 2000 are as follows: 2001 - $830,000; 2002 - $1,148,000; 2003 - $,218,000; 2004 - $1,296,000; 2005 - $1,383,000; and
$2,704,000 thereafter.

Interest paid during the years ended January 31, 2000 and 1999 and December 31, 1997, and the month ended January 31, 1998 was $2,186,208, $1,640,287,
$1,037,668 and $110,834, respectively.

3.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                             January 31
                                                        2000           1999
                                                    ----------------------------
                                                           (In Thousands)
Deferred tax assets:
   Net operating loss carryforwards                   $   2,088      $   1,860
   Supplemental benefit plan                                183            213
   Inventories                                              204            609
   Charitable contribution carryover                        182            201
   Allowance for uncollectible accounts receivable          152            175
   Other                                                     80            129
   Nondeductible accruals                                   105            141
                                                    ----------------------------
                                                          2,994          3,328
Deferred tax liabilities:
   Depreciation                                           1,111            976
   Pension accrual                                          247            259
   Unrealized gain on marketable equity security              -            333
                                                    ----------------------------
                                                          1,358          1,568
                                                    ----------------------------
                                                          1,636          1,760
Valuation allowance                                       1,636          1,760
                                                    ----------------------------
Net deferred taxes                                    $       -      $       -
                                                    ----------------------------

Significant components of the provision (credit) for federal income taxes attributable to operations are as follows:

                                                     Year ended                             Month
                              ---------------------------------------------------------     ended
                                          January 31                   December 31,      January 31,
                                     2000             1999                 1997             1998
                              --------------------------------------------------------------------------
                                                   (In Thousands)

Current                            $     -            $    -           $   (464)           $    -
Deferred                               333                130              (272)               35
                              --------------------------------------------------------------------------
                                   $   333            $   130          $   (736)           $   35
                              ==========================================================================


The reasons for the difference between total income tax expense (credit) and the amount computed by applying the statutory federal income tax rate to income
(loss) before income taxes follows:

                                                       Year ended                           Month
                                  ------------------------------------------------------    ended
                                             January 31                December 31,      January 31,
                                        2000            1999               1997              1998
                                  ----------------------------------------------------------------------
                                                             (In Thousands)
Income taxes (credit) at
   statutory rate                      $   260         $  (577)         $   (1,999)         $   (357)
Charge for goodwill
   impairment                                -               -                 272                 -
Valuation allowance, net                   (13)            758                 633               369
Effect of tax rate difference on
   net operating loss carryback              -               -                 200                 -
Effect of change in comprehensive
   income portion of additional
   minimum pension liability
                                            71             (50)                 (2)                -
Other items (credit)                        15              (1)                160                23
                                  ----------------------------------------------------------------------
Total income tax expense               $   333         $   130          $     (736)         $     35
                                  ======================================================================


Total income tax refunds for the years ended January 31, 2000 and December 31, 1997 were $1,232,779 and $128,178, respectively. The Company has net operating loss carryforwards of approximately $6,100,000 that expire from 2012 to 2020.

4.  Pension Plans

The Company has pension plans covering substantially all of its employees. Benefits provided by the plans are based on compensation, years of service and a negotiated rate per year of service for collectively-bargained plans. The Company generally funds pension costs based upon amortization of prior service costs over 25 years, but not in excess of the amount deductible for income tax purposes. One plan, which has a limited number of participants, is unfunded.

                                                                       January 31
                                                                2000                1999
                                                        ------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year                    $    13,083,841      $    11,891,715
Service cost                                                       333,571              302,864
Interest cost                                                      862,915              871,746
Actuarial (gains) losses                                        (2,029,162)             945,513
Benefits paid                                                     (707,478)            (927,997)
                                                        ------------------------------------------
Benefit obligation at end of year                          $    11,543,687      $    13,083,841
                                                        ==========================================

Change in plan assets
Fair value of plan assets at beginning of year             $    11,895,341      $    11,934,277
Actual return on plan assets                                     1,147,082              851,972
Contributions                                                       52,633               37,089
Benefits paid                                                     (707,478)            (927,997)
                                                        ------------------------------------------
Fair value of plan assets at end of year                   $    12,387,578      $    11,895,341
                                                        ==========================================

Components of prepaid benefit cost
Funded status of the plans (underfunded)                   $       843,891      $    (1,188,500)
Unrecognized net actuarial (gain) loss                            (878,208)           1,345,856
Unrecognized transition obligation                                 177,930              166,961
Unrecognized prior service cost                                     42,695               59,211
                                                        ------------------------------------------
Net prepaid benefit cost                                   $       186,308      $       383,528
                                                        ==========================================

Amounts recognized in the consolidated
   balance sheets
Prepaid benefit cost                                       $     1,020,504      $       937,611
Accrued benefit liability                                         (834,196)            (797,389)
Intangible asset                                                         -               35,066
Accumulated other comprehensive income                                   -              208,240
                                                        ------------------------------------------
Net amount recognized                                      $       186,308      $       383,528
                                                        ==========================================


                                                                    January 31
                                                            2000                 1999
                                                     ------------------------------------------
Weighted-average assumptions
Discount rate                                                 7.5%                6.5%
Weighted average expected return on plan assets               8.5                 8.0
Rate of compensation increase                                 3.0                 4.5


                                                                          Year ended
                                                     ------------------------------------------------------
                                                                 January 31               December 31,
                                                           2000              1999             1997
                                                     ------------------------------------------------------
Components of net periodic benefit cost
Service cost                                           $     333,571     $     302,864    $     316,479
Interest cost                                                862,915           871,746          831,153
Expected return on plan assets                              (973,441)         (993,671)        (928,608)
Amortization of prior service cost                            16,516            15,534           15,534
Amortization of transition amount                            (10,969)          (14,513)         (30,198)
Recognized net actuarial loss                                 21,261            11,086                -
                                                     ------------------------------------------------------
Benefit cost                                           $     249,853     $     193,046    $     204,360
                                                     ======================================================


The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $384,328, $381,657, and $-0-, respectively as of January 31, 2000 and $1,795,794, $1,683,859, and $1,009,446, respectively, as of
January 31, 1999.

The Company has no nonpension postretirement benefit plans.

The Company has an Employee Stock Ownership Plan (ESOP) for eligible employees which is accounted for in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants. The fair market value of the 21,738 unallocated shares is $396,719 and $345,091 at January 31, 2000 and 1999, respectively. No unallocated shares are committed to be released within one year. The ESOP has outstanding borrowings which the Company has guaranteed. Accordingly, the Company has recorded the loans as long-term obligations and as reductions of stockholders' equity.

Dividends paid on unallocated shares in the trust are recorded as compensation rather than as dividends.


5.  Other Comprehensive Income

FASB Statement No. 130, Reporting Comprehensive Income requires that comprehensive income or loss, which is the total of net income or loss and other comprehensive income or loss, be reported in the financial statements. Other comprehensive income of loss for the Company consists of minimum pension liability adjustments and unrealized gains and losses on certain security investments. Amounts that had previously been recognized in other comprehensive income or loss are reclassified to net income or loss in the period realized. Disclosure of comprehensive income or loss is incorporated into the Statement of Stockholders' Equity.

The following shows the before and after tax amounts allocated to the components of accumulated other comprehensive income or loss:

                                                                    January 31, 1999
                                                  ------------------------------------------------------
                                                      Before-Tax      Tax (Benefit)         Net
                                                        Amount           Expense           Amount
                                                  ------------------------------------------------------

Pension liability adjustment                        $     (208,240)   $      (70,802)  $     (137,438)
Unrealized gain on marketable equity security              978,937           333,000          645,937
                                                  ------------------------------------------------------
Accumulated other comprehensive income              $      770,697    $      262,198   $      508,499
                                                  ======================================================

6.  Operating Leases

The Company leases office space and equipment pursuant to operating leases. Total rent expense is $615,658 for fiscal 2000 (less than 1% of total revenues for fiscal 1999 and 1997 and the month ended January 31, 1998.) The lease term for the office space extends through April, 2006 with monthly lease payments of $11,698. In addition, rent for the office lease is subject to escalation based upon the Consumer Price Index. Future commitments under the leases as of January 31, 2000 are as follows:

                       Office          Equipment           Total
                  -----------------------------------------------------

2001                 $     142,668    $     451,081     $     593,749
2002                       146,980          403,986           550,966
2003                       151,422          145,555           296,977
2004                       155,999            9,397           165,396
2005                       160,714                -           160,714
Thereafter                 207,530                -           207,530
                  -----------------------------------------------------
                     $     965,313    $   1,010,019     $   1,975,332
                  =====================================================

7.  Industry Segments

The Company has four reportable segments: domestic toy, international toy, Ohio Art diversified products, and Strydel diversified products. The domestic toy segment manufactures and distributes toys through major retailers in the United States while the international toy segment manufactures and utilizes foreign toy companies to distribute their products throughout the world. Ohio Art diversified products manufactures and sells custom lithographed products to consumer goods companies. The Strydel diversified products segment manufactures and sells molded plastic parts to other manufacturers, including Ohio Art.

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

The Company's reportable segments offer either different products in the case of the diversified products segments, or utilize different distribution channels in the case of the two toy segments.

Financial information relating to reportable segments is as follows:

                                        Domestic     International      Ohio Art         Strydel
                                          Toy             Toy          Diversified     Diversified        Total
                                    ----------------------------------------------------------------------------------
Year ended January 31, 2000:
   Net sales to external customers     $ 28,079,884    $  5,396,780    $ 15,274,323     $  3,787,682    $ 52,538,669
   Intersegment revenues                    108,902                                        1,292,783       1,401,685
   Interest expense                      (1,344,166)       (224,027)       (504,062)        (168,021)     (2,240,276)
   Provision for depreciation and
     amortization                          (934,244)                       (949,455)        (102,994)     (1,986,693)
   Segment profit (loss)                    561,648        (959,646)         78,967           86,932        (232,099)
   Segment assets                        15,737,784       1,376,461      11,683,268        2,659,775      31,457,288
   Expenditures for long-lived              284,495                         482,340           31,083         797,918
     assets

Year ended January 31, 1999:
   Net sales to external customers     $ 24,557,271    $  6,065,091    $ 12,382,223     $  2,931,946    $ 45,936,531
   Intersegment revenues                    181,220                                        1,030,516       1,211,736
   Interest expense                      (1,073,841)        (53,030)       (541,318)                      (1,668,189)
   Provision for depreciation and
     amortization                          (986,287)                       (878,967)        (103,516)     (1,968,770)
   Segment profit (loss)                 (3,758,668)       (613,868)      2,480,082           (7,681)     (1,900,135)
   Segment assets                        19,741,796       2,006,326      11,839,602        2,527,868      36,115,592
   Expenditures for long-lived              238,415                         936,372           76,853       1,251,640
     assets

Year ended December 31, 1997:
   Net sales to external customers     $ 19,191,404    $  3,069,149    $ 11,905,409     $  2,124,960    $ 36,290,922
   Intersegment revenues                    213,920                                        1,528,852       1,742,772
   Interest expense                        (680,543)        (21,750)       (421,856)                      (1,124,149)
   Provision for depreciation and
     amortization                        (1,065,564)                       (483,741)         (94,472)     (1,643,777)
   Segment profit (loss)                 (4,644,779)     (1,930,468)      1,763,742         (261,319)     (5,072,824)
   Other significant noncash
     items - charge for
     impairment of goodwill                (799,320)                                                        (799,320)
   Segment assets                        20,261,150       2,435,436      11,517,117        2,549,454      36,763,157
   Expenditures for long-lived              813,090                       1,492,608          128,965       2,434,663
     assets


The following are reconciliations between total segment and consolidated totals for revenues, income (loss) before income taxes, and assets:

                                                                  Year ended
                                            --------------------------------------------------------
                                                         January 31                 December 31,
                                                   2000              1999               1997
                                            --------------------------------------------------------
Revenues:
   Total external net sales for reportable
     segments                                 $   52,538,669    $   45,936,531     $  36,290,922
   Other revenues                                  2,238,459         1,212,167           789,604
                                            --------------------------------------------------------
Total consolidated revenues                   $   54,777,128    $   47,148,698     $  37,080,526
                                            ========================================================

Profit and loss:
   Total loss for reportable segments         $     (232,099)   $   (1,900,135)    $  (5,072,824)
   Other profit (loss) - elimination of
     intersegment profit (loss)                        7,468            83,794            (7,985)
   Unallocated amounts:
     Gain on sale of marketable equity
       security                                      988,326           119,675                 -
     Charge for impairment of goodwill                     -                 -          (799,320)
                                            --------------------------------------------------------
Income (loss) before income taxes             $      763,695    $   (1,696,666)    $  (5,880,129)
                                            ========================================================

Assets:
   Total assets for reportable segments       $   31,457,288    $   36,115,592     $  36,763,157
   Elimination of:
     Intercompany receivables                     (3,331,635)       (3,092,325)       (2,703,674)
     Intercompany profit in inventory                (19,767)          (27,235)         (106,029)
     Investment in subsidiaries                   (2,222,653)       (2,222,653)       (2,222,653)
                                            --------------------------------------------------------
Total consolidated assets                     $   25,883,233    $   30,773,379     $  31,730,801
                                            ========================================================


Aggregate toy segment export sales from the United States, foreign royalty income, and direct shipments from foreign manufacturers to foreign customers included in consolidated revenues amounted to approximately $5,850,000, $6,657,000 and $3,360,000 in 2000, 1999, and 1997, respectively, of which approximately $4,200,000, $3,570,000 and $1,565,000 in 2000, 1999 and 1997,
respectively, and were to customers in the European community. Identifiable assets located outside the United States are less than 10% of consolidated assets at January 31, 2000 and 1999 and December 31, 1997.

Substantially all of the Company's accounts receivable are from toy retailers, wholesalers and other toy manufacturers. The Company has credit insurance to cover a portion of its losses on accounts receivable. The Company had net credit losses of $198,000, $4,000 and $59,000 during fiscal 2000, 1999 and 1997, respectively. Net domestic toy segment sales includes approximately $14,132,000, $12,487,000 and $9,203,000 for 2000, 1999 and 1997, respectively, to two major retailers.

8. One Month Ended January 31, 1997 Data (Unaudited)

Effective February 1, 1998 the Company elected to change its year end from December 31 to January 31. Therefore, the one month ended January 31, 1998 has been treated as a transition period. The following is a summary of the unaudited financial results for the comparative one-month period ended January 31, 1997:

Net revenues                                              $   1,497,367
Operating loss                                            $    (593,069)
Net loss                                                  $    (504,540)

Net loss per share                                            $   (.56)

Weighted average shares outstanding                             895,343

                         QUARTERLY RESULTS OF OPERATIONS


     The following is a summary of the unaudited quarterly results of operations for the years ended January 31, 2000 (as restated) and 1999 (in thousands of dollars, except per share amounts):

                                                                      Net
                                                                     Income
                                                                   (Loss) Per
2000                                  Cost of          Net          Share of
                                     Products        Income          Common
                      Net Sales       Sold           (Loss)          Stock
                      ---------       ----           ------          -----

April 30               $10,497        $ 7,942         $241            $.28
July 31                 12,221          9,580         (936)          (1.08)
October 31              18,324         12,968          837             .97
January 31              11,497          8,939          289             .33
                       -------        -------         ----            ----

TOTALS                 $52,539        $39,429         $431            $.50
                       =======        =======         ====            ====


1999

April 30               $ 6,286       $ 4,690         $(908)         $(1.04)
July 31                 11,605         7,427           301             .34
October 31              17,937        10,981           963            1.11
January 31              10,109         8,083        (2,183)          (2.51)
                       -------        -------         ----            ----

TOTALS                 $45,937       $31,181       $(1,827)         $(2.10)
                       =======        =======       ========        =======

The Company has restated the reported results of operations for the first three quarters of fiscal 2000 as a result of inventory adjustments discovered during its year-end physical inventory reconciliation process. The Company determined that amounts in excess of standard costs were recorded in inventory because of incorrect monthly cost reporting, and those costs were not relieved from inventory in the standard cost of sales system used for calculations of interim results of operations.

Reported results of operations have been revised as follows:

                                       As Originally Reported                            As Adjusted
                                       ----------------------                            -----------
                                     Net                Net Income                 Net                  Net Income
Quarter ended                       Income                (Loss)                  Income                  (Loss)
                                    (Loss)               Per Share                (Loss)                Per Share
                                    ------               ---------                ------                ---------
                                (In 000's except per share amounts)
April 30, 1999                       $737                  $ .85                   $241                   $ .28

July 31, 1999                       (125)                  (.14)                  (936)                   (1.08)

October 31, 1999                    1,197                  1.38                    837                     .97


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

(a)  Identification of Directors

The identification of directors and all persons nominated to become directors is included in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission and is incorporated herein by reference.

(b)   Executive Officers of the Registrant

                                                                   First Year
                                     Present Position             Elected To
               Name        Age       With Registrant            Present Position
               ----        ---       ---------------            ----------------

William C. Killgallon      61        Chairman                         1989

Martin L. Killgallon II    52        President                        1989

Jerry D. Kneipp            55        Chief Financial Officer          1999


G. E. Thomas               40        Vice President Sales             1996

L. T. Wilson               63        Vice President                   1995
                                     Diversified
                                     Products

W. E. Shaffer              77        Secretary                        1995

W. C. Killgallon           87        Chairman, Board                  1989
                                     Executive
                                     Committee


G. E. Thomas was elected as Vice President of Sales in September 1996. He had previously served as National Sales Manager since his date of employment with the Company in January 1995. Mr. Wayne E. Shaffer was elected to serve as Secretary in September 1995 replacing L. F. Koerber who retired in June 1995. W.
E. Shaffer has been Of Counsel with the law firm of Newcomer, Shaffer, Bird, & Spangler for more than the last five years. L. T. Wilson was elected as Vice President of Diversified Products in June 1995. He had served as Vice President of Product Development for at least the past five years. J. D. Kneipp was elected Chief Financial Officer in December 1999. He had previously served as

Controller since his election in July 1998 and as Accounting Manager since his date of employment in April 1997 to July 1998. He had previously been employed by White Consolidated Industries as Controller of the Washex Division from 1992 to 1996. William C. Killgallon and Martin L. Killgallon, II are the sons of W.
C. Killgallon. Officers are elected annually to serve until the first meeting of directors following the annual meeting of shareholders in each year.

Item 11. Executive Compensation

The information required under this item is included in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required under this item is included in the registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission and is incorporated here in by reference.

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

     (1)  Report of Independent Auditors

            The consolidated financial statements of The Ohio Art Company and subsidiaries:

                Consolidated Balance Sheets - January 31, 2000 and January 31, 1999

                Consolidated Statements of Operations - Years ended January 31, 2000, January 31, 1999 and December 31, 1997, and the month ended January 31, 1998

                Consolidated Statements of Stockholders' Equity - Years ended January 31, 2000, January 31, 1999 and December 31, 1997 and the month ended January 31, 1998

                Consolidated Statements of Cash Flow - Years ended January 31, 2000, January 31, 1999 and December 31, 1997, and the month ended January 31, 1998

                Notes to Consolidated Financial Statements - January 31, 2000

     (2) The following consolidated financial statement schedule of The Ohio Art Company and subsidiaries is filed under Item 14(d):

          SCHEDULE                                           PAGE
          --------                                           ----

Schedule II - Valuation and Qualifying Accounts               37


      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3)  See Item 14(c) below.

(b)  Reports on Form 8-K

      A current report on Form 8-K dated April 17, 2000 was filed to announce the refinancing of the Company's existing working capital line with Fifth Third Bank, Northwestern Ohio, N.A. with new credit facilities with The CIT Group/Business Credit, Inc. and with Fifth Third Bank, Northwestern Ohio, N.A., respectively. The Loan and Security Agreement, dated April 7, 2000, with The CIT Group/Business Credit, Inc. and the Loan Agreement dated April 7, 2000, with Fifth Third Bank, Northwestern Ohio, N.A. were also filed. A press release dated April 7, 2000 reporting the Company's operating results for its fourth quarter and year-ended January 31, 2000 and the completion of the refinancing of its working capital was also filed.

(c)  See Exhibit Index for list of exhibits.

(d) The Financial statement schedule which is listed under Item 14(a)(2) is filed hereunder.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE OHIO ART COMPANY

Date:   April 14, 2000               By /s/ William C. Killgallon
                                          ------------------------------------
                                           William C. Killgallon, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              Signature                     Title                    Date
              ---------                     -----                    ----

/s/William C. Killgallon     Chairman of the Board Principal    April 14, 2000
                             Executive Officer and Director

/s/Martin L. Killgallon II   President and Director             April 14, 2000
Martin L. Killgallon

/s/Jerry D. Kneipp           Chief Financial Officer            April 14, 2000
Jerry D. Kneipp

/s/W. C. Killgallon          Chairman, Board Executive          April 14, 2000
W. C. Killgallon             Committee and Director

/s/ Joseph A. Bockerstette   Director                           April 14, 2000
Joseph A. Bockerstette

/s/Neil H. Borden, Jr.       Director                           April 14, 2000
Neil H . Borden, Jr.

/s/Frank L. Gallucci         Director                           April 14, 2000
Frank L. Gallucci

/s/Wayne E. Shaffer          Secretary and Director             April 14, 2000
Wayne E. Shaffer


               The Ohio Art Company and Subsidiaries Schedule II -
                       Valuation and Qualifying Accounts

                                                                        Additions
                                                                        ---------
                                                Balance at     Charged to        Charged to                             Balance
                                                Beginning      Costs and            Other             Deductions-        at End
Description                                     of Period      Expenses        Accounts-Describe      Describe(1)       of Period
-----------                                     ---------      --------        -----------------      -----------       ---------

Year ended January 31, 2000:
  Reserves and allowances deducted from
   asset accounts:
     Allowances for uncollectible accounts      $515,000        $166,020                               $232,020`        $449,000
                                                =================================================================================
Year ended January 31, 1999
  Reserves and allowances deducted from
   asset accounts:
     Allowances for uncollectible accounts      $415,000        $104,014                                $4,014          $515,000
                                                =================================================================================
Month ended January 31, 1998
  Reserves and allowances deducted from
    asset accounts:
     Allowances for uncollectible accounts      $415,000        $20,141                                 $20,141         $415,000
                                                =================================================================================
Year ended December 31, 1997
  Reserves and allowances deducted from
    asset accounts:
     Allowances for uncollectible accounts      $365,000        $108,808                                $58,808         $415,000
                                                =================================================================================

(1)  Uncollectible accounts charged off and collection costs, less recoveries.


                  THE OHIO ART COMPANY AND SUBSIDIARIES EXHIBIT INDEX

Exhibit #                                                                   Page
---------                                                                   ----

3(i)(a)         Articles of Incorporation as amended, filed as              --
                Exhibit 3(a) to Registrant's Form 10-K for the year ended December 31, 1986, and incorporated herein by reference.

  3(i)(b)       Code of Regulations filed as Exhibit 3(b) to                --
                Registrant's Form 10-K for the year ended December
                31, 1990, and incorporated herein by reference.

  3(ii)         The Ohio Art Company ByLaws approved by the Board           --
                of Directors on June 20, 1997, and incorporated herein by reference.

 10(a)          Employee Stock Ownership Plan, filed as Exhibit             --
                10(c) to Registrant's Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

 10(b)          The Ohio Art Company Supplemental Retirement Plan,          --
                as amended and restated effective January 1, 1992 filed as Exhibit 10(d) to Registrant's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

 10(c)          Loan and Security Agreement dated April 7, 2000             --
                filed as Exhibit 10.1 to Registrant's Form 8-K dated
                April 17, 2000, and incorporated herein by reference.

 10(d)          Loan agreement dated April 7, 2000 filed as Exhibit 10.2    --
                to Registrant's Form 8-K dated April 17, 2000 and incorporated herein by reference.

 21             Subsidiaries of the Registrant.                             --

 27             Financial Data Schedule.                                    --