Form 10-Q
period 2000-04-30
OHIO ART CO
filed 2000-06-15
CIK 73942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended April 30, 2000


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

                            Yes   X      No _____
                                -----


     At May 31, 2000 there were 886,784 shares outstanding of the Company's Common Stock at $1.00 par value.

                                                                       FORM 10-Q

                      THE OHIO ART COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (amounts in thousands)

                                                  April 30     January 31
                                                    2000          2000
                                                 ----------    ----------
Assets
Current assets
  Cash                                            $   774       $ 2,410
  Accounts receivable less allowance
  (April - $468; January - $449)                    6,095         7,341
  Inventories - Note 2
    Finished products                               4,311         4,231
    Products in process                               835           505
    Raw materials                                   1,325         1,904
  Less: Adjustment to reduce inventories
    to last-in, first-out cost method              (2,502)       (2,478)
                                                 ----------    ----------
                                                    3,969         4,162

  Prepaid expenses                                    301           303
                                                 ----------    ----------
Total current assets                               11,139        14,216

Property, plant and equipment                       9,882        10,258
Deferred charges                                      526             0
Other assets                                        1,410         1,409
                                                 ----------    ----------
Total assets                                      $22,957       $25,883
                                                 ==========    ==========

Liabilities and stockholders' equity
Current liabilities
  Accounts payable                                $ 3,330       $ 4,016
  Other current liabilities                         2,108         2,153
  Long-term debt due within one year                1,058           830
                                                 ----------    ----------
Total current liabilities                           6,496         6,999

Long-term obligations, less current maturities     12,766        13,798

Stockholders' equity (Note 3)
    Common stock, par value $1.00 per share:
    Authorized:  1,935,552 shares
    Outstanding:  886,784 shares for both
    periods (excluding treasury shares
    of 72,976)                                        887           887
    Additional paid-in capital                        197           197
    Retained earnings                               2,974         4,365
    Reduction for ESOP loan guarantee                (363)         (363)
                                                 ----------    ----------
Total stockholders' equity                          3,695         5,086
                                                 ----------    ----------
Total liabilities and stockholders' equity        $22,957       $25,883
                                                 ==========    ==========

See notes to condensed consolidated unaudited financial statements.

                                                                       FORM 10-Q

PART I - FINANCIAL INFORMATION


                   THE OHIO ART COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (amounts in thousands, except amounts per share)


                                                  Three  Months  Ended
                                                 ----------------------
                                                  April 30     April 30
                                                    2000         1999
                                                  --------     --------

Net sales                                         $ 9,091      $10,497
Other income                                          208        1,363
                                                  --------     --------
                                                    9,299       11,860

Costs and expenses:
  Cost of products sold                             7,644        7,942
  Selling, administrative and general               2,561        2,960
  Interest                                            484          384
                                                  --------     --------
                                                   10,689       11,286
                                                  --------     --------
Income (loss) before income taxes                  (1,390)         574

Income tax                                             -           333
                                                  --------     --------
Net income (loss)                                 $(1,390)     $   241
                                                  ========     ========

Net income(loss) per share (Note 3)               $ (1.61)     $   .28

Dividends per share (Note 3)                      $   .00      $   .00

Average shares outstanding (Note 3)                   865          865




See notes to condensed consolidated unaudited financial statements.

                                                                       FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                             (amounts in thousands)


                                                    Three  Months  Ended
                                                  ------------------------
                                                   April 30      April 30
                                                     2000          1999
                                                  ----------    ----------
Cash flows from operating activities
  Net income(loss)                                 $(1,390)      $   241
  Adjustments to reconcile net income(loss)
  to net cash provided by (used in)
  operating activities:
  Gain on sale of marketable equity security             0          (988)
  Provision for depreciation and amortization          481           504
  Changes in assets and liabilities                    248           496
  Deferred federal income tax                            -           333
                                                  ----------    ----------
Net cash provided by (used in)
operating activities                                  (661)          586

Cash flows from investing activities
  Purchase of plant and equipment, less
  net book value of disposals                         (106)         (260)
                                                  ----------    ----------
Net cash used in investing activities                 (106)         (260)

Cash flows from financing activities
  Payments of debt                                    (869)         (179)
                                                  ----------    ----------
Net cash used in financing activities                 (869)         (179)
                                                  ----------    ----------

Cash
  Increase(decrease) during period                  (1,636)          147
  At beginning of period                             2,410           182
                                                  ----------    ----------
At end of period                                   $   774       $   329
                                                  ==========    ==========



See notes to condensed consolidated unaudited financial statements.

                                                                       FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and reflect adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of the interim periods presented. This report includes information in a condensed format and should be read in conjunction with the Ohio Art Company's (the Company) audited consolidated financial statements included in the Annual Report filed on Form 10-K for the year ended January 31, 2000.

Due to the seasonal nature of the toy business in which the Company is engaged and the factors set forth in Management's Discussion and Analysis, the results of interim periods are not necessarily indicative of a full calendar year.


Note 2 - Inventories

The Company takes a physical inventory annually at each location. The amounts shown in the quarterly financial statements have been determined using the Company's standard cost perpetual inventory accounting system. An estimate, based on past experience, of the adjustment which may result from the next physical inventory has been included in the financial statements. Inventories are priced at the lower of cost or market under the last-in, first-out (LIFO) cost method. Since inventories under the LIFO method can only be determined at the end of each fiscal year based on quantities and costs at that time, interim inventory valuation is based on estimates of quantities and costs at year-end.


Note 3 - Average Shares Outstanding

Unallocated ESOP shares are deducted from outstanding shares of Common
Stock to arrive at average shares outstanding. There are no dilutive securities included in the calculation of earnings (loss) per share, accordingly basic and diluted earnings (loss) per share are the same.

                                                                       Form 10-Q


                      THE OHIO ART COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (amounts in thousands)

Note 4. - Industry Segments

Financial information relating to reportable segments is as follows:


                                        Domestic   International    Ohio Art       Strydel
                                           Toy          Toy        Diversified   Diversified     Total
                                       -------------------------------------------------------------------
Three months ended April 30, 2000
   Revenues from external customers      $4,165       $  409         $3,527        $  990       $ 9,091
   Intersegment revenues                     33            0              0           141           174
   Segment loss                            (842)        (322)          (208)          (18)       (1,390)
                                       ===================================================================

Three months ended April 30, 1999
   Revenues from external customers      $5,003       $  965         $3,645        $  884       $10,497
   Intersegment revenues                     24            0              0            33            57
   Segment income(loss)                     704         (352)           352          (130)          574
                                      ====================================================================


                                                                       FORM 10-Q

                      THE OHIO ART COMPANY AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 5 - Comprehensive Income (amounts in thousands)

FASB Statement No. 130, "Reporting Comprehensive Income", requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

During the quarter ended April 30, 1999, the Company sold securities classified as available for sale. The Company recorded a realized gain of $655, net of income tax effect, on these securities.

Comprehensive income (loss) is as follows:
                                                    Three Months Ended
                                                   April 30     April 30
                                                     2000         1999
                                                   --------     --------
Net income(loss)                                   $(1,390)       $   241
Other comprehensive expense, net of tax:
   Unrealized holding gains(losses) on
   securities arising during period, net of
   reclassification adjustment for gains of
   $655 included in 1999 net income                                (646)
   Other comprehensive expense                                      (24)
                                                   --------     --------
Comprehensive income(loss)                         $(1,390)     $  (429)
                                                   ========     ========


Note 6 - Long-term Obligations (amounts in thousands)

The Company executed a loan and security agreement on April 7, 2000 that provides for borrowings up to $12,000 for three years on a revolving credit basis based on various percentages of eligible inventory and accounts receivable and term loans aggregating $3,279 with interest payable monthly at prime plus 1.25% and an unused line fee of 0.5%. The term loans are payable $45 per month plus interest in seventy-two consecutive payments commencing May 1, 2000. The loan and security agreement is collateralized by all real and personal property of the Company.

On April 7, 2000, the Company executed a $5,200 term loan to refinance its existing term loan. The new term loan is payable in monthly installments of $91 including interest at prime plus 2%, increasing by 0.5% on each anniversary date through April 1, 2007. The loan is collateralized by all real and personal property of the Company.

The loan and security agreement and term loans contain certain financial covenants that require, among other things, minimum amounts of tangible net worth and limit dividend payments and purchases of property, plant and equipment.

                                                                       Form 10-Q

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             (amounts in thousands)

Results of operations

Net sales for the first quarter of 2000 decreased 13% to $9,091 from $10,497 for the comparable 1999 period. The domestic and international toy segments decreased approximately $800 and $600 respectively, while the diversified products segments reported results approximating the same as a year ago. Most of the decrease in toy sales for both the domestic and international segments was due to reduced shipments of the Company's Betty Spaghetty(R) fashion doll, which was affected by fewer retail promotional advertisements. Domestic shipments of Water T-Ball(TM), an outdoor water toy, also fell during the period. The decline was partially offset by increased sales of the Etch A Sketch(R) line of products.

The Company's business is seasonal, with approximately 60-70% of its sales being made in the last six months of the calendar year in recent years. Because of the seasonality of the Company's business, the dollar order backlog at the most recent period end, May 31, 2000, is not necessarily indicative of expectations of sales for the full year. Subject to industry practice and comments as detailed in the Company's report on Form 10-K for the year ended January 31, 2000, order backlog as of May 31, 2000 is approximately $12,600 versus $8,700 at the same date in 1999.

Other income for the three month period ended April 30, 2000 decreased to $214 from $1,363 for the three month period ended April 30, 1999. Marketable securities were sold in the first quarter of 1999 resulting in a one-time pretax gain of $988. There were no similar activities in the current year.

Gross profit margin (percentage) for the first quarter of 2000 (15.9%) decreased from the first quarter of 1999 (24.3%), due in part to reduced shipments of the Betty Spaghetty(R) fashion doll, and Water T-Ball(TM), both of which are generally sold at a higher gross margin than other products. These decreases in shipments were partially offset by increased revenue from shipments of Etch a Sketch(R) products. In addition, closeout products were sold during the period at little or no margin.

Selling, administrative, and general expenses for the first quarter of 2000 decreased to $2,561 from $2,960 from the first quarter of 1999. The primary reasons were decreases in advertising expense and non-capitalizable legal and professional fees. Advertising expense is incurred based on the level of toy sales, which decreased in the first quarter of 2000 compared to the same period of the previous year. Legal fees incurred by the Company in securing new financing were capitalized as loan costs to be amortized over the expected lives of the loans. These fees and other loan acquisition costs are recorded as deferred charges on the Company's condensed consolidated balance sheet.

Interest expense for the three month period ended April 30, 2000 increased to $484 from $384 for the three month period ended April 30, 1999. The Company's loan agreements prior to April 7, 2000 contained certain financial covenants, of which one or more covenants had not been technically met. As a result, the bank charged the Company default interest in 2000 amounting to approximately $166 even though the Company made timely interest and principal payments.

                                                                       Form 10-Q

                             (amounts in thousands)

No income tax expense or benefit was recorded for the three month period ended April 30, 2000 due to the net loss recorded for this period and the Company's inability to record a tax benefit related to the loss due to the valuation allowance recorded for the deferred tax asset. Income tax expense of $333 was recorded for the three month period ending April 30, 1999 due to the realized gain on the sale of marketable securities.


Liquidity and Capital Resources

Cash flows used in operations were $661 for the three month period ended April 30, 2000 compared to $586 provided by operations in the comparable period of 1999. The $1,631 decrease in net income for the period was offset by the non-cash effect of the gain on sale of marketable equity securities, net of tax. Capital expenditures were reduced in 2000 to $106 from $260 in 1999. Purchases of equipment and other capital assets have been delayed until later in the year to ensure sufficient cash is available to meet normal operating requirements.

Effective April 7, 2000, the Company entered into a three year revolving credit agreement that provides for borrowings of up to $12,000 based on various percentages of eligible inventory and accounts receivable and six year term loans aggregating $3,279. In addition, at that time the Company executed a $5,200 term loan to refinance its existing term loan. The revolving credit facility and term loans are collateralized by the assets of the Company. During 1999, the Company had not borrowed additional funds from any lending source, but had been using cash received from operations.

The Company was not in compliance with the minimum tangible net worth covenant included in its Loan and Security Agreement at April 30, 2000. This event of default was subsequently waived by the lender unconditionally.


IMPACT OF THE YEAR 2000

The Company developed and initiated plans that addressed the possible exposures related to the impact of the Year 2000 on its computer systems, equipment, business and operations. The Company completed all Year 2000 readiness work on time and experienced no significant problems. Costs incurred were approximately $250, the majority of which related to the mainframe computer and software, and a network server. There are no material expenditures expected to be incurred in the future related to the Year 2000 .



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

                                                  THE OHIO ART COMPANY
                                                  --------------------
                                                      (Registrant)



Date:                                        /s/ William C. Killgallon
                                             -------------------------
                                                 William C. Killgallon
                                                 Chairman of the Board



Date:                                          /s/ M. L. Killgallon II
                                               -----------------------
                                                M. L. Killgallon II
                                                   President



Date:                                              /s/ Jerry D. Kneipp
                                                   -------------------
                                                     Jerry D. Kneipp
                                                 Chief Financial Officer