Form 10-Q
period 2000-07-31
OHIO ART CO
filed 2000-09-14
CIK 73942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended July 31, 2000


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

                            Yes   X      No _____
                                -----


     At August 31, 2000 there were 886,784 shares outstanding of the Company's Common Stock at $1.00 par value.

                                                                       FORM 10-Q


                      THE OHIO ART COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (amounts in thousands)

                                                  July 31      January 31
                                                    2000          2000
                                                 ----------    ----------
Assets
Current assets
  Cash                                            $   820       $ 2,410
  Accounts receivable less allowance
  (July - $497; January - $449)                     7,566         7,341
  Inventories - Note 2
    Finished products                               4,134         4,231
    Products in process                             1,246           505
    Raw materials                                   1,458         1,904
  Less: Adjustment to reduce inventories
    to last-in, first-out cost method              (2,502)       (2,478)
                                                 ----------    ----------
                                                    4,336         4,162
  Prepaid expenses                                    206           303
                                                 ----------    ----------
Total current assets                               12,928        14,216

Property, plant and equipment, net                  9,525        10,258
Deferred charges                                      526             0
Other assets                                        1,271         1,409
                                                 ----------    ----------
Total assets                                      $24,250       $25,883
                                                 ==========    ==========
Liabilities and stockholders' equity
Current liabilities
  Accounts payable                                $ 3,267       $ 4,016
  Other current liabilities                         2,667         2,153
  Long-term debt due within one year               14,925           830
                                                 ----------    ----------
Total current liabilities                          20,859         6,999

Long-term obligations, less current maturities                   13,798

Stockholders' equity (Note 3)
    Common stock, par value $1.00 per share:
    Authorized:  1,935,552 shares
    Outstanding:  886,784 shares for both
    periods (excluding treasury shares
    of 72,976)                                        887           887
    Additional paid-in capital                        197           197
    Retained earnings                               2,670         4,365
    Reduction for ESOP loan guarantee                (363)         (363)
                                                 ----------    ----------
Total stockholders' equity                          3,391         5,086
                                                 ----------    ----------
Total liabilities and stockholders' equity        $24,250       $25,883
                                                 ==========    ==========


See notes to condensed consolidated unaudited financial statements.

                                                                       FORM 10-Q


PART I - FINANCIAL INFORMATION


                      THE OHIO ART COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (amounts in thousands)

                                    Three Months Ended   Six Months Ended
                                    ------------------  ------------------
                                    July 31   July 31   July 31    July 31
                                      2000      1999      2000      1999
                                    --------  --------  --------  --------

Net Sales                           $12,338   $12,221   $21,429   $22,718
Other Income                            115       112       323     1,475
                                    --------  --------  --------  --------
                                     12,453    12,333    21,752    24,193

Costs and Expenses:
  Cost of products sold               9,341     9,580    16,985    17,522
  Selling, administrative
    and general                       3,022     3,041     5,583     6,001
  Interest                              395       648       879     1,032
                                    --------  --------  --------  --------
                                     12,758    13,269    23,447    24,555
                                    --------  --------  --------  --------

INCOME(LOSS) BEFORE INCOME TAXES       (305)     (936)   (1,695)     (362)

Income Tax                                0         0         0       333
                                    --------  --------  --------  --------

NET INCOME(LOSS)                    $  (305)  $  (936)  $(1,695)  $  (695)
                                    ========  ========  ========  ========



Net Income(Loss) Per Share(Note 3)  $  (.35)  $ (1.08)  $ (1.96)  $  (.80)

Dividends Per Share (Note 3)        $   .00   $   .00     $ .00   $   .00

Average Shares Outstanding              865       865       865       865
     (Note 3)



See notes to condensed consolidated unaudited financial statements.

                                                                       FORM 10-Q

                      THE OHIO ART COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                             (amounts in thousands)


                                                     Six   Months  Ended
                                                  ------------------------
                                                    July 31       July 31
                                                     2000          1999
                                                  ----------    ----------
Cash flows from operating activities
  Net income(loss)                                 $(1,695)      $  (695)
  Adjustments to reconcile net income(loss)
  to net cash provided by (used in)
  operating activities:
  Gain on sale of marketable equity security                        (988)
  Provision for depreciation and amortization          962         1,009
  Changes in assets and liabilities                   (794)        1,247
  Deferred federal income tax                                        333
                                                  ----------    ----------
Net cash provided by (used in)
operating activities                                (1,527)          906
                                                  ----------    ----------
Cash flows from investing activities
  Purchase of plant and equipment, less
  net book value of disposals                         (230)         (456)
                                                  ----------    ----------
Net cash used in investing activities                 (230)         (456)
                                                  ----------    ----------
Cash flows from financing activities
  Payments of debt                                     167          (163)
                                                  ----------    ----------
Net cash used in financing activities                  167          (163)
                                                  ----------    ----------

Cash
  Increase(decrease) during period                  (1,590)          287
  Beginning of period                                2,410           182
                                                  ----------    ----------
  End of period                                    $   820       $   469
                                                  ==========    ==========



See notes to condensed consolidated unaudited financial statements.

                                                                       FORM 10-Q

                      THE OHIO ART COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and reflect adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. This report includes information in a condensed format and should be read in conjunction with The Ohio Art Company's (the Company) audited consolidated financial statements included in the Annual Report filed on Form 10-K for the year ended January 31, 2000.

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

                                                                       Form 10-Q


                      THE OHIO ART COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (amounts in thousands)

Note 4. - Industry Segments

Financial information relating to reportable segments is as follows:



                                        Domestic   International    Ohio Art       Strydel
                                           Toy          Toy        Diversified   Diversified     Total
                                       -------------------------------------------------------------------
Three months ended July 31, 2000
   Revenues from external customers     $ 3,950       $3,342         $4,191        $  855       $12,338
   Intersegment revenues                     27            0              0           274           301
   Segment income(loss)                    (734)         158            290           (19)         (305)
                                       ===================================================================

Three months ended July 31, 1999
   Revenues from external customers     $ 5,476       $1,612         $4,215        $  918       $12,221
   Intersegment revenues                     23            0              0            53            76
   Segment income(loss)                    (433)        (375)          (134)            6          (936)
                                      ====================================================================

Six months ended July 31, 2000
   Revenues from external customers     $ 8,115       $3,751         $7,718        $1,845       $21,429
   Intersegment revenues                     60            0              0           415           475
   Segment income(loss)                  (1,576)        (164)            82           (37)       (1,695)
                                       ===================================================================

Six months ended July 31, 1999
   Revenues from external customers     $10,479       $2,577         $7,860        $1,802       $22,718
   Intersegment revenues                     47            0              0            86           133
   Segment income(loss)                     603         (727)          (446)         (125)         (695)
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

Comprehensive income (loss) is as follows:

                                    Six Months Ended     Three Months Ended
                                    July 31   July 31    July 31   July 31
                                      2000      1999       2000      1999
                                    --------  --------   --------  --------
                                      (In Thousands)       (In Thousands)

Net income (loss)                   $(1,695)   $ (695)    $ (305)   $ (936)
Other comprehensive expense,
 net of tax:
  Unrealized holding gains(losses)
   on securities arising during
   period, net of reclassification
   adjustment for gains of $655
   included in net income for the
   three and six month periods ended
   April 30, and July 31, 1999,
   respectively                                  (646)                   0

  Other comprehensive expense                     (48)                 (24)
                                    --------  --------   --------  --------

Comprehensive income (loss)         $(1,695)  $(1,389)    $ (305)   $ (960)
                                    ========  ========   ========  ========

Note 6 - Long-term Obligations (amounts in thousands)

The Company executed a loan and security agreement on April 7, 2000 that provides for borrowings up to $12,000 for three years under the terms of a revolving credit agreement. Borrowings are subject to availability, based on various percentages of eligible inventory and accounts receivable. In addition, the Company obtained term loans aggregating $3,279, with interest payable monthly at prime plus 1.25% (10.75%) and an unused line fee of 0.5%. The term loans require monthly payments of $45 plus interest in seventy-two consecutive payments commencing May 1, 2000. The loan and security agreement is collateralized by all real and personal property of the Company.

                                                                       FORM 10-Q

                 THE OHIO ART COMPANY AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On April 7, 2000, the Company executed a $5,200 term loan to refinance its existing term loan. The new term loan is payable in monthly installments of $91 including interest at prime plus 2% (11.50%), increasing by 0.5% on each anniversary date through April 1, 2007. The loan is collateralized by all real and personal property of the Company.

The loan and security agreement and term loans contain certain financial covenants that require, among other things, minimum amounts of tangible net worth and limit dividend payments and purchases of property, plant and equipment. At July 31, the Company was not in compliance with one of its covenants for which it has received a waiver from the Lender. However, it appears probable that the Company will not be able to meet this covenant requirement at the end of its third quarter and as a result the debt has been classified as a current liability in the July 31, 2000 balance sheet.


                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                             (amounts in thousands)

Results of operations

Net sales for the six months ended July 31, 2000 decreased approximately 6% to $21,429 from $22,718 for the similar period of 1999 and increased to $12,338 for the three months ended July 31, 2000 from $12,221 for the similar period of 1999. Please refer to Note 4 to the condensed consolidated financial statements for a breakdown of sales by segment. For the six months ended July 31, 2000, the domestic toy segment decreased approximately $2,400 while the international segment increased $1,200. Sales of the Betty Spaghetty(R) fashion doll and Water T-Ball(TM), an outdoor water toy, accounted for most of the decrease ($1,200) during the period, but the decreases were partially offset by a sales increase for the Etch A Sketch(R) category ($600). The sales increase in the second quarter of approximately $100 is comprised of a decrease in domestic toy shipments of approximately $1,500 and an offsetting increase in International shipments of $1,700.

The Company's business is seasonal, with approximately 60-70% of its sales being made in the last six months of the calendar year in recent years. Because of the seasonality of the Company's business, the dollar order backlog at the most recent period end, August 31, 2000, is not necessarily indicative of expectations of sales for the full year. Subject to industry practice and comments as detailed in the Company's report on Form 10-K for the year ended January 31, 2000, order backlog as of August 31, 2000 is approximately $14,400 versus $18,900 at the same date in 1999.

Other income for the six month period ending July 31, 2000 decreased to $323 from $1,475 for the six month period ended July 31, 1999. Marketable securities were sold in the first quarter of 1999 resulting in a one-time pretax gain of $988. There were no similar activities in 2000.

Gross profit margin (percentage) for the six months ended July 31, 2000 (20.7%) decreased from the six months ended July 31, 1999 (22.9%). The

                                                                       FORM 10-Q

                             (amounts in thousands)

decrease is due in part to reduced domestic shipments of the Betty Spaghetty(R) fashion doll, and Water T-Ball(TM), both of which are generally sold at a higher gross margin than other products. Gross profit margin (percentage) for the three months ended July 31, 2000 (24.3%) increased from the three months ended July 31, 1999 (21.6%). The increase is largely due to higher production levels which resulted in decreases in direct labor and manufacturing overhead variances.

Selling, administrative, and general expenses for the six months ended July 31, 2000 decreased to $5,583 from $6,001 for the similar period of 1999 and decreased to $3,022 for the three months ended July 31, 2000 from $3,041 for the similar period of 1999. The majority of the decrease for both periods is advertising expense which decreased approximately $200 for the six month period and $100 for the three month period. In addition, reductions were achieved in salaries, travel and entertainment, and legal and professional fees. Legal fees incurred by the Company in securing new financing were capitalized in the first quarter as loan costs to be amortized over the expected lives of the loans. These fees and other loan acquisition costs are recorded as deferred charges on the Company's condensed consolidated balance sheet.

Interest expense decreased to $879 for the six months ended July 31, 2000 from $1,032 for the similar period of 1999 and decreased to $395 for the three months ended July 31, 2000 from $648 for the similar period of 1999. The higher charges in 1999 were due to a penalty interest charge of approximately $250 imposed upon the Company by its previous lender.

No income tax expense or benefit was recorded for the six month or three month period ended July 31, 2000 due to the net loss recorded for this period and the Company's inability to record a tax benefit related to the loss due to the valuation allowance recorded for the deferred tax asset. Income tax expense of $333 was recorded in the first quarter of 1999 due to the realized gain on the sale of marketable securities.


Liquidity and Capital Resources

Cash flows used in operations were $1,527 for the six month period ended July 31, 2000 compared to $906 provided by operations for the similar period of 1999. The $1,000 increase in net loss this year over last year was partially offset by the non-cash effect of the gain on sale of marketable equity securities in 1999, net of tax. In addition, funds were used in 2000 for deferred loan acquisition costs and reduced trade payables. Last year, funds were provided by a reduction in inventory of approximately $1,900.

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

                                                                       FORM 10-Q

                             (amounts in thousands)

of the Company. During 1999, the Company had not borrowed additional funds from any lending source, but had been using cash received from operations.

The Company was not in compliance with the minimum tangible net worth covenant included in its Loan and Security Agreement at July 31, 2000. This event of default was subsequently waived by the lender unconditionally. However, it appears probable that the Company will not be able to meet this covenant requirement at the end of its third quarter and as a result the debt has been classified as a current liability in the July 31, 2000 balance sheet.

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



PART II - OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

         A current report on Form 8-K dated May 3, 2000 was filed to announce that the firm of Ernst & Young LLP would no longer serve as the Company's independent accounting firm, effective with the filing of the Company's Form 10-K. The Company has engaged PricewaterhouseCoopers LLP as its new independent accountants, also effective with the filing of the Company's Form 10-K. A letter from Ernst & Young indicating their response to the statements made by the Company in Form 8-K was also filed.

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


                                                 THE OHIO ART COMPANY
                                                ----------------------
                                                     (Registrant)




Date:     September 14, 2000                /s/ William C. Killgallon
                                            -------------------------
                                                William C. Killgallon
                                                Chairman of the Board




Date:     September 14, 2000                  /s/ M. L. Killgallon II
                                              -----------------------
                                                  M. L. Killgallon II
                                                      President




Date:     September 14, 2000                    /s/ Jerry D. Kneipp
                                                ----------------------
                                                    Jerry D. Kneipp
                                                Chief Financial Officer