Form 10-Q
period 2000-10-31
OHIO ART CO
filed 2000-12-19
CIK 73942

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549



                                 FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended October 31, 2000


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

                            Yes   X      No

     At November 30, 2000 there were 886,784 shares outstanding of the Company's Common Stock at $1.00 par value.

                                                                       FORM 10-Q


PART I - FINANCIAL INFORMATION


                      THE OHIO ART COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands except per share amounts)
                                   (unaudited)


                                    Three Months Ended    Nine Months Ended
                                    ------------------    -----------------
                                     Oct 31    Oct 31      Oct 31    Oct 31
                                      2000      1999        2000      1999
                                    --------  --------    --------  --------
Net Sales                           $14,638   $18,324     $36,068   $41,042
Other Income                            240       303         562     1,778
                                    --------  --------    --------  --------
                                     14,878    18,627      36,630    42,820

Costs and Expenses:
  Cost of products sold              10,357    12,968      27,342    30,490
  Selling, administrative
    and general                       3,500     4,122       9,083    10,123
  Interest                              409       700       1,288     1,732
                                    --------  --------    --------  --------
                                     14,266    17,790      37,713    42,345
                                    --------  --------    --------  --------

INCOME (LOSS) BEFORE INCOME TAXES       612       837      (1,083)      475

Income Tax                                0         0           0       333
                                    --------  --------    --------  --------

NET INCOME (LOSS)                   $   612   $   837     $(1,083)  $   142
                                    ========  ========    ========  ========

Total Comprehensive Income (Loss)   $   612   $   813     $(1,083)  $  (576)
                                    ========  ========    ========  ========

Net Income(Loss) Per Share(Note 3)  $   .71   $   .97     $ (1.25)  $   .16

Dividends Per Share (Note 3)        $   .00   $   .00     $   .00   $   .00

Average Shares Outstanding              865       865         865       865
     (Note 3)


See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
                      THE OHIO ART COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)
                                                   October 31   January 31
                                                      2000         2000
                                                    --------     --------
Assets                                            (unaudited)
  Current assets:
    Cash                                            $ 1,288      $ 2,410
    Accounts receivable less allowance for
      doubtful accounts
      (October - 436; January - 449)                  8,883        7,341
    Inventories  (Note 2)
        Finished products                             3,448        4,231
        Products in process                           1,171          505
        Raw materials                                 1,895        1,904
    Less: Adjustment to reduce inventories
        to last-in, first-out cost method            (2,501)      (2,478)
                                                    --------     --------
                                                      4,013        4,162
    Prepaid expenses                                    344          303
                                                    --------     --------
  Total current assets                               14,528       14,216

  Property, plant and equipment, net                  9,127       10,258
  Deferred charges                                      473            0
  Other assets                                        1,275        1,409
                                                    --------     --------
  Total assets                                      $25,403      $25,883
                                                    ========     ========
  Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable                                $ 3,373      $ 4,016
    Other current liabilities                         3,547        2,153
    Long-term debt due within one year               14,480          830
                                                   --------     --------
  Total current liabilities                          21,400        6,999

  Long-term obligations, less current maturities                  13,798

  Stockholders' equity (Note 3)
    Common stock, par value $1.00 per share:
    Authorized:  1,935,552 shares
    Outstanding:  886,784 shares for both
    periods (excluding treasury shares of
    72,976)                                             887          887
    Additional paid-in capital                          197          197
    Retained earnings                                 3,282        4,365
    Reduction for ESOP loan guarantee for
    unearned ESOP shares                               (363)        (363)
                                                    --------     --------
  Total stockholders' equity                          4,003        5,086
                                                    --------     --------
  Total liabilities and stockholders' equity        $25,403      $25,883
                                                    ========     ========
See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q

                      THE OHIO ART COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (amounts in thousands)
                                   (unaudited)
                                                       Nine Months Ended
                                                       Oct 31     Oct 31
                                                        2000       1999
                                                      --------   --------
Cash flows from operating activities
  Net income (loss)                                   $(1,083)   $   142
  Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
    Gain on sale of marketable equity security              0       (988)
    Provision for depreciation and amortization         1,444      1,514
    Changes in assets and liabilities                  (1,936)     2,174
    Deferred federal income tax                             0        333
                                                      --------   -------
Net cash provided by (used in) operating
activities                                             (1,575)     3,175

Cash flows from investing activities
  Purchase of plant and equipment, less
  net book value of disposals                            (315)      (611)
                                                      --------   --------

Net cash used in investing activities                    (315)      (611)

Cash flows from financing activities
  Proceeds from (payments of) debt                        768       (405)
                                                      --------   --------
Net cash provided by (used in) financing
activities                                                768       (405)
                                                      --------   --------

Cash
  Increase (decrease) during period                    (1,122)     2,159
  Beginning of period                                   2,410        182
                                                      --------   --------

End of period                                         $ 1,288    $ 2,341
                                                      ========   ========


See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q

                      THE OHIO ART COMPANY AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT


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

Due to the seasonal nature of the toy business in which the Company is engaged and the factors set forth in Management's Discussion and Analysis, the results of interim periods are not necessarily indicative of the full fiscal year, or any other interim period.


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


Note 4 - Industry Segments

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


Note 4 - Industry Segments (continued)

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


Note 4 - Industry Segments (continued)

Financial information relating to reportable segments is as follows:


                                        Domestic   International    Ohio Art       Strydel
                                           Toy          Toy        Diversified   Diversified     Total
                                       -------------------------------------------------------------------
Three months ended October 31, 2000
  Revenues from external customers      $ 7,750       $2,311         $3,706        $  871       $14,638
  Intersegment revenues                      27            0              0           515           542
  Segment income(loss)                      191          146            222            53           612
                                       ===================================================================

Three months ended October 31, 1999
  Revenues from external customers      $11,252       $1,935         $4,096        $1,041       $18,324
  Intersegment revenues                      34            0              0           773           807
  Segment income (loss)                   1,083           (4)          (402)          158           835
                                      ====================================================================

Nine months ended October 31, 2000
  Revenues from external customers      $15,865       $6,063        $11,424        $2,716       $36,068
  Intersegment revenues                      87            0              0           930         1,017
  Segment income(loss)                   (1,385)         (18)           304            16        (1,083)
                                       ===================================================================

Nine months ended October 31, 1999
  Revenues from external customers      $21,731       $4,512        $11,956        $2,843       $41,042
  Intersegment revenues                      81            0              0           859           940
  Segment income(loss)                    1,686         (731)          (517)           33           471
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

During the nine months ended October 31, 1999, the Company sold securities classified as available for sale. The Company recorded a realized gain of $655, net of income tax effect, on these securities.

Comprehensive income (loss) is as follows:

                                     Three Months Ended     Nine Months Ended
                                      Oct 31    Oct 31      Oct 31    Oct 31
                                       2000      1999        2000      1999
                                     --------  --------    --------  --------
Net income (loss)                    $   612    $  837     $(1,083)   $  142

Other comprehensive loss, net of tax:
  Net unrealized holding losses on
  securities arising during period,
  net of reclassification adjustment
  for gains of $655 included in net
  income for the three and nine month
  periods ended April 30, and
  October 31, 1999, respectively            0        0                  (646)

  Other comprehensive (loss)                       (24)                  (72)
                                     --------  --------    --------  --------

Comprehensive income (loss)          $   612    $  813     $(1,083)   $ (576)
                                     ========  ========    ========  ========


Note 6 - Long term Obligations (amounts in thousands)

The Company executed a loan and security agreement on April 7, 2000 that provides for borrowings up to $12,000 for three years under the terms of a revolving credit agreement. Borrowings are subject to availability, based on various percentages of eligible inventory and accounts receivable. In addition, the Company obtained term loans aggregating $3,279, with interest on both loans payable monthly at prime plus 1.25% (10.75% effective rate) and an unused line fee of 0.5% on the revolving credit agreement. The term loans require monthly payments of $45 plus interest in seventy-two consecutive payments commencing May 1, 2000. The loan and security agreement is collateralized by all real and personal property of the Company.

                                                                       FORM 10-Q

                      THE OHIO ART COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 6 - Long term Obligations (continued)

On April 7, 2000, the Company executed a $5,200 term loan to refinance its existing term loan. The new term loan is payable in monthly installments of $91 including interest at prime plus 2% (11.50% effective rate), increasing by 0.5% on each anniversary date through April 1, 2007. The loan is collateralized by all real and personal property of the Company.

The loan and security agreement and term loans contain certain financial covenants that require, among other things, minimum amounts of tangible net worth and limit dividend payments and purchases of property, plant and equipment. At October 31, 2000 the Company was not in compliance with one of its covenants for which it has received a waiver from the Lender. However, it appears probable that the Company will not be able to meet this covenant requirement at the end of its fiscal year and as a result the debt has been classified as a current liability in the October 31, 2000 balance sheet.

Management is currently implementing an operating plan with the goal of reducing overhead and other operating costs by approximately $2,500. This plan includes workforce reduction and moving the production of the Company's Etch-A-Sketch overseas. Management is of the opinion that the implementation of this operating plan along with the $3,684 currently available on the Company's revolving line of credit agreement will be more than adequate to meet the Company's cash flow requirements for the ensuing twelve months. Management believes the current line of credit will continue to be available, despite a possible future covenant violation, based on the expected asset base which securitizes the lending arrangement.

Note 7 - New Accounting Pronouncement

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter referred to as Statement) which will be applicable to the Company beginning on February 1, 2000. Under this Statement, all derivative instruments will be recorded at their fair values. If the derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item will be included in current earnings. Fair value adjustments related to cash flow hedges will be recorded in other comprehensive income and reclassified to earnings when hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in income currently. The Company does not expect this Statement will have a significant impact on its financial statements since it currently does not use derivative instruments in its business.

                                                                       FORM 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             (amounts in thousands)

Results of operations

Net sales for the nine months ended October 31, 2000 decreased approximately 12% to $36,068 from $41,042 for the similar period of 1999 and decreased 20% to $14,638 for the three months ended October 31, 2000 from $18,324 for the similar period of 1999. Please refer to Note 4 to the condensed consolidated financial statements for a breakdown of sales by segment. For the nine months ended October 31, 2000, the domestic toy segment accounted for approximately $5,900 of the sales decrease and the diversified products segments accounted for approximately $700. These decreases were offset by an increase of approximately $1,600 in the international toy segment. Sales of the Betty Spaghetty(R) fashion doll and Water T-Ball(TM), an outdoor water toy, accounted for most of the decrease ($2,700) during the period. Increases in the Etch A Sketch(R) ($400) and drum ($600) categories limited the impact of these decreases. The sales decrease in the third quarter of approximately $3,700 is comprised of decreases in domestic toy and diversified product shipments of approximately $3,500 and $600 respectively and an offsetting increase in international shipments of $400.

The Company's business is seasonal, with approximately 60-70% of its sales being made in the last six months of the calendar year in recent years. Because of the seasonality of the Company's business, the dollar order backlog at the most recent period end, November 30, 2000, is not necessarily indicative of expectations of sales for the full year. Subject to industry practice and comments as detailed in the Company's report on form 10-K for the year ended January 31, 2000, order backlog as of November 30 is approximately $7,444 versus $8,204 at the same date in 1999.

Other income for the nine months ended October 31, 2000 decreased to $562 from $1,778 for the similar period of 1999. Marketable securities were sold in the first quarter of 1999 resulting in a one-time pretax gain of $988. There were no similar activities in 2000.

Gross profit margin (percentage) for the nine months ended October 31, 2000 (24.2%) decreased from the nine months ended October 31, 1999 (26.0%). The decrease is due in part to reduced domestic shipments of the Betty Spaghetty(R) fashion doll and Water T-Ball(TM), both of which are generally sold at a higher gross margin than other products. Gross profit margin (percentage) for the three months ended October 31, 2000 (29.2%) equaled the margin for the three months ended October 31, 1999.

Selling, administrative, and general expenses for the nine months ended October 31, 2000 decreased to $9,083 from $10,123 for the similar period of 1999 and decreased to $3,500 for the three months ended October 31, 2000 from $4,122 for the similar period of 1999. The majority of the decrease for both periods is advertising expense which decreased approximately $600 for the nine month period and $400 for the three month period. In addition, reductions were achieved in royalty expense, salaries, travel and entertainment, and legal and professional fees.

Interest expense decreased to $1,288 for the nine months ended October 31, 2000 from $1,732 for the similar period of 1999 and decreased to $409 for the three months ended October 31, 2000 from $700 for the similar period 1999.

                                                                       FORM 10-Q

                             (amounts in thousands)

The higher charges in 1999 were due to a penalty interest charge of approximately $520 for the nine months ended October 31, 1999 and $270 for the three months ended October 31, 1999, imposed upon the Company by its previous lender.

No income tax expense or benefit was recorded for the nine month or three month period ended October 31, 2000 due to the net loss recorded for this period. The Company has a net operating loss carry forward, the tax effects of which are offset by a valuation allowance recorded for the deferred tax asset. Income tax expense of $333 was recorded in the first quarter of 1999 due to the realized gain on the sale of marketable securities.

Liquidity and Capital Resources

Cash flows decreased by $1,122 for the nine month period ended October 31, 2000 compared to an increase of $2,159 for the similar period of 1999. Net income for the nine months ended October 31, 1999 included gain on sale of marketable securities of $988. In addition, cash flows for the nine months ended October 31, 2000 decreased due to deferred loan acquisition costs, and increased trade receivables. Last year, outflows decreased due to a reduction in inventory of approximately $2,900 and increased trade payables and accrued expenses.

Effective April 7, 2000, the Company entered into a three year revolving credit agreement that provides for borrowings of up to $12,000 based on various percentages of eligible inventory and accounts receivable and six year term loans aggregating $3,279. Amounts available under the revolving credit agreements as of October 31, 2000 were $3,684. In addition, at that time the Company executed a $5,200 term loan to refinance its existing term loan. The revolving credit facility and term loans are collateralized by the assets of the Company.

During 1999, the Company had not borrowed additional funds from any lending source, but had been using cash received from operations.

The Company was not in compliance with the minimum tangible net worth covenant included in its Loan and Security Agreement at October 31, 2000. This event of default was subsequently waived by the lender unconditionally. However, it appears probable that the Company will not be able to meet this covenant requirement at the end of its fiscal year, and as a result, the debt has been classified as a current liability in the October 31, 2000 balance sheet.

Management is currently implementing an operating plan with the goal of reducing overhead and other operating costs by approximately $2,500. This plan includes workforce reduction and moving the production of the Company's Etch-A-Sketch overseas. Management is of the opinion that the implementation of this operating plan along with the $3,684 currently available on the Company's revolving line of credit agreement will be more than adequate to meet the Company's cash flow requirements for the ensuing twelve months.
Management believes the current line of credit will continue to be available, despite a possible future covenant violation, based on the expected asset base which securitizes the lending arrangement.

                                                                       FORM 10-Q

                             (amounts in thousands)

Certain of the matters discussed in Management's Discussion and Analysis contain certain forward-looking statements concerning the Company's operations, economic performance, and financial condition. These statements are based on the Company's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated.


PART II - OTHER INFORMATION


Item 6. Exhibits and reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended October 31, 2000.


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



                                                    THE OHIO ART COMPANY
                                                    --------------------
                                                        (Registrant)



Date:     December 15, 2000                    /s/ William C. Killgallon
                                               -------------------------
                                                   William C. Killgallon
                                                   Chairman of the Board



Date:     December 15, 2000                      /s/ M. L. Killgallon II
                                                 -----------------------
                                                     M. L. Killgallon II
                                                     President



Date:     December 15, 2000                        /s/ Jerry D. Kneipp
                                                   ----------------------
                                                       Jerry D. Kneipp
                                                   Chief Financial Officer