Form 10-K405
period 2001-01-31
OHIO ART CO
filed 2001-05-01
CIK 73942

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended January 31, 2001

Commission file number 0-4479.


                              THE OHIO ART COMPANY
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Ohio                                34-4319140
-----------------------------------            ---------------------------------
(State or other jurisdiction of                (IRS Employer
 incorporation or organization)                Identification No.)

      P.O. Box 111, Bryan, Ohio                43506
----------------------------------------       ---------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: 419-636-3141

Securities registered pursuant to Section 12(b) of the Act:

           Title of each class                  Name of each exchange on which
       Common Stock, $1 Par Value                      registered
                                                    American Stock Exchange
---------------------------------------        ---------------------------------

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

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of April 26, 2001 was approximately $2,333,176 (based upon the closing price on The American Stock Exchange). The number of shares outstanding of the issuer's Common Stock as of April 26, 2001 was 886,784. It is estimated that 55% of that stock is held by non-affiliates. (Excludes shares beneficially owned by officers and directors and their immediate families).


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

                                     PART I

Item 1.  Business

     The Ohio Art Company and its subsidiaries (the "Company") is principally engaged in two lines of business: (a) the manufacture and distribution of toys (both domestically and internationally) and (b) the manufacture and sale of custom metal lithography (Ohio Art Diversified) and molded plastic products (Strydel Diversified) to other manufacturers and consumer goods companies. (See
Note 7 of Notes to Consolidated Financial Statements included herein for the year ended January 31, 2001.)

     The Company manufactures and markets approximately 50 toy items including the nationally advertised Etch A Sketch(R), Travel Etch A Sketch(R), and Pocket Etch A Sketch(R) drawing devices, Betty Spaghetty(R) doll, Water T-Ball(TM), basketball sets and drums.

     The Company maintains showrooms in Bryan, Ohio and New York City and distributes its products through its own full-time sales force and through manufacturers' representatives. The toy products are sold directly to general and specialty merchandise chains, discount stores, wholesalers, mail order houses, and both direct to customers and through licensees in foreign countries.

     The Company's Diversified Products segments manufacture specialty plastic components and lithographic metal items such as parts for automobile trim, lithographed metal serving trays, replica metal signs, photofilm canisters, decorative tins, and metal food containers. These products are sold to others directly or through manufacturers' representatives.

     The following table reflects the approximate percentage of total sales contributed by each class of similar products of the Company's total sales in any of the last three fiscal years.

                                                       Year Ended
                                       -----------------------------------------
   CLASS                                 1/31/01        1/31/00        1/31/99
   -----                                 -------        -------        -------

   Writing and Drawing Toys                26%            24%            29%
   Activity Toys                            9%            12%            15%
   Small Dolls                             28%            33%             23%
   Diversified Products                    37%            31%            33%

     The toy industry is highly competitive, and among the Company's competitors are a number of substantially larger firms having greater financial resources and doing a substantially greater volume of business. Published statistics for the year 2000 indicate the Company accounted for less than one percent (1%) of the total toy sales in the United States. Competition in the Company's business is believed to be based on novelty of product, customer appeal, merchandising of character licenses, ability to deliver products on a timely basis, price, and reputation for quality.

     Diversified Products segments are primarily products manufactured to customers' specifications. The Company believes that the principal competitive factors in this business are price and demonstrated ability to deliver quality products on a timely basis.

     The Company's toy business is seasonal and historically approximately 55% to 65% of its sales have been made in the last six months of the fiscal year. Second half shipments in the last two fiscal years amounted to 58% and 57% of annual sales respectively. Results for the first six months of fiscal year 2001 were significantly impacted by disappointing domestic toy shipments and domestic sales deductions. International toy shipments were up substantially based on favorable Betty Spaghetty(R) fashion doll retail sales in Europe. Historically the second half is particularly strong as the primary selling season is prior to the Christmas holiday. The Company's customers in recent years have ordered later in the year in an effort to control inventories. The Diversified Products segments do not have any established seasonal pattern.

     The Company's order backlog at the end of any fiscal year is not a meaningful predictor of financial results of the preceding or succeeding year. Historically, new toy products have been introduced to the trade at the annual industry trade fair in February in New York and at foreign trade fairs which generally occur within a thirty day period prior to the U.S. trade fair. In recent years there has been a trend to earlier introduction of new items to major customers. Major customers normally place tentative orders during the first and second calendar quarters which indicate the items they will be buying for the coming season and an indication of quantity. These orders are usually "booking" orders which have no designated shipment date. Customers confirm specific shipment dates during the year to meet their requirements. Industry practice is that these orders are cancelable until shipped at no cost to the customer. As the Company's product mix has a high percentage of promotional type products, the dollar amount of orders in the order backlog which have been canceled in the third and fourth quarters has been unpredictable. It is therefore difficult to state the level of firm order backlog.

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

                   2001 - approximately  $15,000,000
                   2000 - approximately  $18,200,000

     The seasonal nature of the business generally requires a substantial build-up of working capital during the second and third calendar quarters to carry inventory and accounts receivable. Extended payment terms are in general use in the toy industry to encourage earlier shipment of merchandise required for selling during the spring and Christmas seasons.

     The Company's basic raw materials are sheet metal, inks and coatings, plastic resins, fiber board, and corrugated containers and are generally readily available from a number of sources. Although the Company has at times not been able to procure sufficient quantities of certain raw materials to meet its needs, adequate supplies have been available in recent years.

     The Company imports a variety of plastic and miscellaneous parts as well as finished products from China and steel from Japan for its lithography business. In the fiscal year ended January 31, 2001, these imports accounted for approximately 31% of the total cost of goods sold. Tariffs, internal affairs of foreign countries, and other restraints on international trade have not materially affected the Company to date but, no assurance can be given that these conditions will continue. The Company has utilized forward exchange contracts to cover requirements for major purchase commitments based on foreign currencies. However, the use of foreign exchange contracts has not been necessary in the past eight years.

     Preventing competitors from copying the Company's toy products is important, and where possible, the Company attempts to protect its products by the use of patents, trademarks, copyrights, and exclusive licensing agreements. The Company believes its patents, trademarks, trade names, copyrights, and exclusive licensing agreements are important to its business, but it is unable to state what their value is, or that their validity will be maintained, or that any particular pending application will be successful. It is believed that the loss of proprietary rights for any important product might have a material adverse effect on the Company's business.

     The Company's Diversified Products segments sell products manufactured to customers' specifications and does not rely on its own patents, trademarks, or copyrights to any extent.

     The Company has an established program for licensing others to manufacture and/or distribute its products outside the United States. International sales experienced double digit increases in 2001 on sales in Europe based on the continued strength of the Betty Spaghetty(R) fashion doll.

     Because of the seasonal nature of the Company's business, the number of full-time employees at January 31, 2001, 2000, and 1999 is not as indicative of activity as the average number of employees during the year. The average number of employees has been: 2001 - 304, 2000 - 309, 1999 - 323.

     The Company maintains its own design and development staff and, in addition, utilizes contractual arrangements with outside development groups. Approximately $328,000 as of January 31, 2001, $514,000 as of January 31, 2000, and $710,000 as of January 31, 1999 was spent on such activities. Outside development expenses for 2001, 2000, and 1999 were approximately $0, $70,000, and $170,000 respectively.

     Customers of the toy segment include a number of large retailers. A number of major toy retailers have, in recent years, experienced financial difficulties resulting in either bankruptcy, restructuring, or slow payment. The loss of any of these customers could have a material adverse effect on this segment of the Company's business. The Company's consolidated revenues for the fiscal year ended January 31, 2001 to two major toy retailers were approximately $6,700,000 ($7,700,000 and $7,100,000 for the years ended January 31, 2000 and January 31, 1999, respectively) of sales to Wal-Mart and sales to Toys R Us of $4,500,000 ($6,400,000 and $5,400,000 for the years ended January 31, 2000 and January 31, 1999, respectively).

     Sales of the Company's Diversified Products segments are concentrated in a limited number of accounts. Sales to the five largest customers account for approximately 70% of the total sales of these segments. The loss of any of these customers could have a material adverse effect on the Diversified Products segments of the Company's business.

Item 2.  Properties

     The Company owns plants located in Bryan, Ohio, which consist of approximately 60,000 square feet of office, 374,000 square feet of production, and 227,000 square feet of warehouse space. The Company also owns a plant in Stryker, Ohio, which consists of approximately 134,000 square feet. The majority of the Company's facilities are of masonry construction and are adequate for its present operations. Production of metal lithography is normally scheduled on a two- shift, eight hour, five day week with overtime for Saturday and Sunday at the Bryan, Ohio facilities. The Stryker, Ohio plant is normally scheduled on the basis of three-shift operations.
Item 3.  Legal Proceedings

     Neither the Company nor any of its subsidiaries is involved in pending legal procedures which, in the aggregate, could materially affect the Company's financial position.


Item 4.  Submission of Matters to a Vote of Security Holders

     None.


                                     PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters


COMMON STOCK - MARKET, EARNINGS, AND DIVIDEND INFORMATION
     The principal market for the Common Stock of The Ohio Art Company is the American Stock Exchange under Ticker Symbol OAR. The approximate number of record holders of the Company's Common Stock at January 31, 2001 was 908. The high and low sales prices of the stock on that Exchange, as reported by the Exchange, and earnings (loss) and dividends per share paid on the stock in 2001 and 2000 by quarter, were as follows:

                               Fiscal Year Ended January 31, 2001
                               ----------------------------------
                           Sales Prices            Income            Dividend
                    High            Low            (Loss)            Declared
                    ----            ---            ------            --------
Feb - Apr          $18.00         $11.25          $(1.61)              $.00
May - Jul           16.38           5.88            (.35)               .00
Aug - Oct           10.25           5.13             .71                .00
Nov - Jan            6.50           2.00            (.34)               .00


                               Fiscal Year Ended January 31, 2000
                               ----------------------------------
                           Sales Prices            Income            Dividend
                   High             Low            (Loss)            Declared
                   ----             ---            ------            --------
Feb - Apr          $17.25         $10.50           $ .30               $.00
May - Jul              *               *           (1.06)               .00

Aug - Oct           18.25          11.00             .98                .00
Nov - Jan           22.75          18.25             .19                .00

* Price data is not available due to the American Stock Exchange suspending trading during this period.

Given the financial condition of the Company, the Board of Directors suspended dividend payments effective April 16, 1999.





Item 6.  Selected Financial Data


                                 FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA YEARS ENDED
                             JANUARY 31, 2001, 2000 AND 1999, AND DECEMBER 31, 1997, AND 1996
                                       Amounts in thousands, except per share data

                                                                JANUARY 31                              DECEMBER 31
                                               -----------------------------------------------------------------------------
                                                   2001          2000             1999             1997              1996
                                                  -----          ----             ----             ----              ----

Net Sales and Other Income                        $46,674         $54,777        $47,149           $37,081           $37,527
Net Income (Loss)                                 (1,380)             356        (1,722)           (5,144)           (1,701)
Net Income (Loss) per Share of Common
Stock (a)                                          (1.59)             .41         (1.98)            (5.68)            (1.86)
Dividends Declared per Share of Common
Stock                                                 .00             .00            .16               .20               .25
Dividends Paid per Share of Common
Stock(b)                                              .00             .04            .16               .20               .31
Book Value per Share of Common Stock
(c)                                                  6.99            8.53           8.70              9.71             15.24
Average Number of Shares Outstanding
                                                  865,516         865,046        869,307           904,903           915,630
Stockholders of Record (d)                            908             803            691               621               594
Working Capital (Deficit)                        $(3,349)         $ 9,694       $(6,204)            $8,207           $ 8,318
Property, Plant and Equipment (net)
                                                    8,985          10,258         11,478            12,241            11,465
Total Assets                                       22,944          28,361         33,220            31,731            28,083
Long-Term Obligations                                 971          13,798            777            15,073             8,362
Stockholders Equity                                 6,203           7,563          7,716             8,668            14,055
Average Number of Employees
                                                      304             309            323               303               315

Note: Amounts for the periods ended January 31, 2000 and 1999 have been restated to reflect the change from the last-in-first-out (LIFO) method of valuing inventories to the first-in-first-out (FIFO) method in fiscal year 2001.



(a)  Based upon weighted average shares outstanding during the year.

(b)  Stock or cash dividend paid every year since 1908 except fiscal year 2001.

(c)  Based upon shares outstanding at year-end.

(d) Includes Employee Stock Ownership Plan participants who were 100% vested at year-end.







Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operations
The following table sets forth for the periods indicated selected earnings and expense items, the percentage relationship to net sales, and the percentage increase or decrease of such items as compared to the corresponding period:


                                            JAN 31          JAN 31          JAN 31         JAN 31          JAN 31
                                             2001            2000            1999           2001            2000
                                             ----            ----            ----           ----            ----
                                                    (Dollars in thousands)                  % Increase (Decrease)

Net Sales                                      $45,947          $52,539        $45,937        (12.6)%            14.4%
Gross Margin                                    11,436           13,035         14,861        (12.3)%          (12.3)%
Percent of Net Sales                             24.9%            24.8%          32.4%

Selling, Administrative and General            $11,804          $12,344         15,997         (4.4)%          (22.8)%
Percent of Net Sales                             25.7%            23.5%          34.8%

Income from Operations                            $358           $2,929            $76        (87.8)%          3753.9%
Percent of Net Sales                               .8%             5.6%            .2%

Interest Expense                                $1,739           $2,240         $1,668        (22.4)%            34.3%
Percent of Net Sales                              3.8%             4.3%           3.6%

Income Tax Expense (Credit)                         $0             $333           $130       (100.0)%           156.2%
Percent of Net Sales                                0%              .6%           .3 %

Net Income (Loss)                             $(1,380)             $356       $(1,722)       (487.6)%            79.3%
Percent of Net Sales                            (3.0)%             .7 %         (3.8)%


The Company's net sales for the year ended January 31, 2001 decreased 13% from the prior year due to significant decreases in Domestic Toy and in Diversified Products segments. Sales of the Etch A Sketch(R) drawing toys were up over 20%, but this gain was more than offset by softening demand for the Betty Spaghetty(R) fashion doll due to reduced in-store promotional and national advertising campaigns. International Toy sales rose over 26% on the strength of the retail movement of Betty Spaghetty(R) fashion dolls in key European and Australian markets. Ohio Art Diversified sales were down 9% from the previous year because of reduced demand for lithographed metal sheets to the photographic industry and due to a reduction in shipments to a major customer experiencing financial difficulties. Strydel Diversified sales fell 10% from the prior year due to decreasing sales to the automotive industry.

Net sales increased by approximately $6,600,000 for the twelve months ended January 31, 2000 as compared to the twelve months ended January 31, 1999. Domestic Toy sales increased approximately $3,500,000 as a result of the continued success of the Betty Spaghetty(R) fashion doll and the Etch A sketch(R) drawing toy whose 40-year popularity was bolstered by the release of the movie Toy Story II during the holiday season. International Toy sales decreased approximately $600,000 due primarily to market softness in the Far East and South America. Sales in the European market continued to increase on the strength of the Betty Spaghetty(R) fashion doll. Ohio Art Diversified sales increased approximately $2,900,000 over the previous year. Strydel Diversified sales increased approximately $900,000 due to expansion of its customer base and sales gains to existing customers.

Aggregate toy segment export sales from the United States, foreign royalty income, and direct shipments from foreign manufacturers to foreign customers included in consolidated revenues amounted to approximately $7,170,000, $5,850,000, and $6,657,000 in 2001, 2000, and 1999, respectively, of which approximately $4,700,000, $4,200,000, and $3,570,000 in 2001, 2000, and 1999,
respectively, were to customers in the European community.

The Company's gross profit margin percentage in 2001 (24.9%) was up slightly from the level of the prior year (24.8%). Unabsorbed labor and overhead expenses decreased approximately $800,000, but this gain was offset by a lower gross margin for Ohio Art Diversified (20.0%) in comparison to the previous year (22.2%). Gross margins increased for all other segments.

The Company's gross profit margin percentage in 2000 (24.8%) decreased from the previous year (32.4%). All segments reported flat or lower gross margins. Toy segment margins at standard fell 6.3% due to costs associated with the sell off of discontinued toys and games. Ohio Art Diversified gross margin, excluding material purchased and resold at cost to a major customer, was significantly lower (23.5%) than the previous year due to increased unabsorbed labor and overhead expenses.

Selling, administrative, and general expenses decreased by approximately $500,000 in 2001 from 2000 levels. Reduced advertising expenditures and salary expense accounted for nearly all of the decrease. In addition, royalty, commission and travel expenses fell in direct proportion to the decline in sales volume. The latter expenses were largely offset by increases in health insurance costs absorbed by the Company.

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

Interest expense decreased approximately $500,000 in 2001 from 2000 as the Company entered into new term loan and revolving credit agreements at more favorable interest rates. The Company repaid approximately $4,100,000 of the long-term debt in 2001, nearly all of it in the fourth quarter.

Interest expense increased significantly in 2000 ($2,240,000) from 1999 ($1,668,000). The Company's loan agreements contained certain financial covenants, of which one or more covenants had not been met. As a result, the bank charged the Company default interest amounting to approximately $758,000. The Company repaid approximately $4,200,000 of the long-term debt in 2000, primarily in the third and fourth quarters. The debt repayment reduced the Company's interest expense for the year by approximately $150,000.

The 2001 pre-tax loss of $1,380,000 resulted from significantly lower sales volume primarily due to soft domestic demand for the Betty Spaghetty(R) fashion doll and reduced demand for metal lithography and plastic injection molded parts as previously explained.

The 2000 pre-tax income of $689,000 resulted from reduced selling, administrative, and general expenses and a one-time gain on the sale of marketable equity securities, offset by reduced gross margins and higher interest expense as previously explained.

Note 3 of Notes to Consolidated Financial Statements presents the components of the income taxes (credits) for 2001, 2000, and 1999, and the reconciliation of taxes at the statutory rate to the Company's income tax expense.

Liquidity And Sources Of Capital

Because of the seasonal nature of the toy business, the Company normally requires a substantial build-up in working capital from the beginning of the year to a seasonal peak during the third quarter. Extended payment terms are in general use in the toy industry to encourage earlier shipments of merchandise required for selling during the Christmas season. As a result, the Company's working capital requirements typically increase with seasonal shipments as collection of a substantial portion of accounts receivable is deferred until the fourth quarter. This increased working capital requirement has been financed in recent years by borrowings under a revolving line-of-credit.

The Company's current ratio at January 31, 2001 decreased to .7 to 1 from 2.0 to 1 at January 31, 2000. The decrease is directly attributable to the classification of bank debt as a current liability. The Company had not complied with certain covenants of its loan agreement with its lenders and it appears probable that the Company will not be able to meet this covenant requirement at the end of the first quarter of fiscal year 2002. As a result, borrowings under the credit agreement and term loans were classified as current liabilities. In addition, accounts receivable decreased due to reduced sales volume and improved collections late in the year. Inventories, prepaid expenses and accounts payable all declined as the Company made a concerted effort to control purchases and improve cash flow.

The Company's current ratio at January 31, 2000 increased to 2.0 to 1 from .7 to 1 at January 31, 1999. The increase is attributable to the classification of long-term debt as long-term obligations in 2000, less long-term debt due or callable within one year, and as current liabilities in 1999.

Effective April 7, 2000, the Company entered into a three year revolving credit agreement that provides for borrowings of up to $12,000,000 based on various percentages of eligible inventory and accounts receivable and six year term loans aggregating $3,279,000. In addition, at that time the Company executed a $5,200,000 term loan to refinance its existing term loan. Amounts available under the revolving credit agreements as of January 31, 2001 were $3,800,000. The revolving credit facility and term loans are collateralized by the assets of the Company. The outstanding loan balances at January 31, 2001 were approximately $1,926,000 on the revolving credit agreement and approximately $7,628,000 on the term loans.

Borrowings under the loan agreement with the Company's former lenders were prohibited during fiscal 2000 due to the Company's violation of certain financial covenants. The outstanding loan balances at January 31, 2000 were $8,800,000 on the Revolving Credit Agreement, approximately $4,478,000 on the term loan, and $363,000 in borrowings on the Company's ESOP.

The Company was not in compliance with the minimum tangible net worth covenant included in its Loan and Security Agreement at January 31, 2001. This event of default was subsequently waived by the lender unconditionally.

Management is currently implementing an operating plan with the goal of reducing overhead and other operating costs by approximately $2,500,000. This plan includes workforce reduction and moving the production of the Company's Etch A Sketch(R) overseas. Management is of the opinion that the implementation of this operating plan along with the $3,800,000 currently available on the Company's revolving line of credit agreement will be more than adequate to meet the Company's cash flow requirements for the ensuing twelve months. Management believes the current line of credit will continue to be available, despite a possible future covenant violation, based on the expected asset base, which collateralizes the lending arrangement.

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

The Company received an EPA violation letter in May 1999. The Company is engaged in ongoing negotiations to reach a settlement with the EPA and does not know the outcome as yet. Based on these negotiations, the Company believes that the settlement will not have a material adverse effect on its operations.

The Company is committed to a long-term environmental protection program that reduces emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental or OSHA concerns.

Impact Of Inflation And Changing Prices

The Company's current labor contracts and management compensation policies have lessened the impact that wage inflation has on operations because compensation above base wages has been based on overall Company performance. Although the Company continued to be affected by increased costs of materials and services during fiscal 2001, the magnitude of these increases other than the cost of natural gas, over the past several years has not been significant in most areas of the business. Average gas rates during the fiscal year were approximately 50% higher than the preceding year. This increase most directly affects the lithography business, which utilizes gas powered ovens; however, the impact to overall lithography product cost remains less than 5%.

In recent years a higher percentage of component parts used in the Company's products have been purchased from sources outside of the United States. Changes in product mix in 2001, 2000, and 1999 resulted in only a small portion of these purchases being committed in foreign currencies and therefore only minor exposure to exchange risk.

Some of the primary raw materials used in the manufacture of the Company's products are petrochemical derivative plastics. Costs of these raw materials are closely tied to the price of oil. Costs were relatively constant throughout fiscal years 1999 and 2000, but have risen substantially in fiscal 2001. The Company does not expect prices of raw materials to increase substantially in fiscal 2002. During a period of rapidly rising costs the Company is not able to fully recover cost increases through price increases due to competitive conditions and trade practices.

Item 7A.  Qualitative and Quantitative Disclosures About Market Risk

The Company's earnings and cash flow are not directly affected by foreign currency exchange since all purchases and sales are made in U.S. currency. However, the Company could be affected indirectly, either positively or negatively, since the majority of its toy products are manufactured by unrelated vendors overseas and the price of the products is influenced by the foreign exchange rate.

The Company's interest expense is sensitive to the level of the U.S. prime rate as described in Note 2 to the Consolidated Financial Statements. The Company is not a party to any material derivative financial instruments.

Item 8.  Financial Statements and Supplementary Data

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
The Ohio Art Company, Inc.
Bryan, Ohio

We have audited the 2001 consolidated financial statements and financial statement schedule of The Ohio Art Company and Subsidiaries, listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The financial statements of The Ohio Art Company and Subsidiaries as of January 31, 2000 and for each of the two years ended January 31, 2000 and 1999 prior to the restatement described in Note 1 were audited by other auditors whose report dated March 10, 2000, except for note 2 as to which the date was April 7, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Ohio Art Company and Subsidiaries as of January 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also audited the adjustments described in Note 1 that were applied to restate the financial statements as of January 31, 2000 and for the two years ended January 31, 2000 and 1999. In our opinion, such adjustments are appropriate and have been properly applied.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for inventories in 2001.

                                                    Crowe, Chizek & Company LLP


Fort Wayne, Indiana

March 15, 2001

                         Report of Independent Auditors

Board of Directors and Shareholders
The Ohio Art Company

We have audited, before the restatement for the accounting change described in
Note 1, the accompanying consolidated balance sheet of The Ohio Art Company and subsidiaries as of January 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended January 31, 2000. Our audits also included the financial statement schedule for the years ended January 31, 2000 and 1999 listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of The Ohio Art Company and subsidiaries for any period subsequent to January 31, 2000.

In our opinion, the consolidated financial statements referred to above, before the restatement for the accounting change described in Note 1, present fairly, in all material respects, the consolidated financial position of The Ohio Art Company and subsidiaries at January 31, 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended January 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended January 31, 2000 and 1999, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                     /s/ERNST & YOUNG LLP

Toledo, Ohio
March 10, 2000, except for
   Note 2, as to which the date
   is April 7, 2000



                        Consolidated Financial Statements
                      The Ohio Art Company and Subsidiaries
                           Consolidated Balance Sheets

                                                                                      January 31
                                                                             2001                2000
                                                                      ----------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                            $        535,552   $      2,409,429
   Accounts receivable, less allowances of $475,289
     in 2001 and $449,000 in 2000                                              5,966,155          7,341,404
   Inventories:
     Finished products                                                         3,804,732          4,230,705
     In process                                                                  102,609            504,695
     Materials and purchased parts                                             1,715,670          1,903,904
                                                                      ----------------------------------------
     Inventories at first in, first out (FIFO) method                          5,623,011          6,639,304
   Prepaid expenses                                                              295,991            303,258
                                                                      ----------------------------------------
Total current assets                                                          12,420,709         16,693,395

Other assets:
   Cash value of life insurance, less policy loans of $185,271 in
     2001 and $699,495 in 2000                                                    36,607            158,711
   Restricted cash                                                               100,000                  -
   Deposits and advances                                                         602,839            230,194
   Pension                                                                       798,773          1,020,504
                                                                      ----------------------------------------
                                                                               1,538,219          1,409,409

Property, plant and equipment:
   Land                                                                          164,626            164,626
   Land improvements                                                             153,494            153,494
   Leasehold improvements                                                        132,920            132,920
   Buildings and building equipment                                            7,774,879          7,657,974
   Machinery and equipment                                                    30,075,562         29,717,457
                                                                      ----------------------------------------
                                                                              38,301,481         37,826,471
   Less allowances for depreciation and amortization                          29,316,342         27,568,540
                                                                      ----------------------------------------
                                                                               8,985,139         10,257,931
                                                                      ----------------------------------------
Total assets                                                            $     22,944,067   $     28,360,735
                                                                      ========================================





See accompanying notes to financial statements.



                      The Ohio Art Company and Subsidiaries
                     Consolidated Balance Sheets (Continued)

                                                                                       January 31
                                                                              2001               2000
                                                                      ----------------------------------------
Liabilities and stockholders' equity Current liabilities:
   Accounts payable                                                     $      3,959,370    $      4,016,226
   Employees' compensation and amounts withheld therefrom                        348,493             405,170
   Taxes, other than income taxes                                                239,503             217,148
   Other liabilities                                                           1,668,348           1,531,133
   Long-term debt due or callable within one year                              9,554,420             830,000
                                                                      ----------------------------------------
Total current liabilities                                                     15,770,134           6,999,677

Long-term obligations, less amounts due or callable within one year                    -          12,811,358
Pension liability                                                                749,578             834,196
Other                                                                            221,520             152,181
                                                                      ----------------------------------------
Total liabilities                                                             16,741,232          20,797,412

Stockholders' equity:
   Common Stock, par value $1.00 per share:
     Authorized - 1,935,552 shares
     Outstanding - 886,784 shares (excluding 72,976
       treasury shares)                                                          886,784             886,784
   Additional paid-in capital                                                    196,898             196,898
   Retained earnings                                                           5,462,153           6,842,641
   Reduction for ESOP loan guarantee                                            (343,000)           (363,000)
                                                                      ----------------------------------------
Total stockholders' equity                                                     6,202,835           7,563,323
                                                                      ----------------------------------------
Total liabilities and stockholders' equity                              $     22,944,067    $     28,360,735
                                                                      ========================================

See accompanying notes to financial statements.



                      The Ohio Art Company and Subsidiaries
                      Consolidated Statements of Operations


                                                                              Year Ended January 31,
                                                               2001                   2000                      1999
                                                       ------------------------------------------------------------------------

Net sales                                                 $    45,946,832     $    52,538,669            $    45,936,531
Royalty income                                                    612,925             908,341                    902,265
Other income                                                      114,034           1,330,118                    309,902
                                                       ------------------------------------------------------------------------
                                                               46,673,791          54,777,128                 47,148,698
Costs and expenses:
   Cost of products sold                                       34,511,292          39,503,555                 31,075,763
   Selling, general and administrative                         11,804,345          12,344,158                 15,996,639
   Interest                                                     1,738,642           2,240,276                  1,668,189
                                                       ------------------------------------------------------------------------
                                                               48,054,279          54,087,989                 48,740,591
                                                       ------------------------------------------------------------------------
Income (loss) before income taxes                              (1,380,488)            689,139                 (1,591,893)

Income taxes                                                            -             333,000                    130,000
                                                       ------------------------------------------------------------------------
Net income ( loss)                                        $    (1,380,488)    $       356,139            $    (1,721,893)

Net income (loss) per share                               $        (1.59)     $       .41                $        (1.98)

Average number of shares outstanding                              865,516             865,046                    869,307
                                                       ========================================================================



See accompanying notes to financial statements.




                      The Ohio Art Company and Subsidiaries
                 Consolidated Statements of Stockholders' Equity


                                                                 Additional              Accumulated Other   Guaranteed
                                                      Common     Paid-In     Retained     Comprehensive        ESOP
                                                      Stock      Capital     Earnings     Income (Loss)      Obligation    Totals
                                                    -----------------------------------------------------------------------------

Balances at February 1, 1998                          $892,108    $204,566   $8,506,359     $856,691        $(363,000)  $10,096,724
   Net loss                                                                  (1,721,893)                                 (1,721,893)
   Other comprehensive loss, net of tax:
     Unrealized loss on marketable equity security                                          (174,101)                      (174,101)
     Reclassification of realized gain on
       marketable equity security included in net
       loss, net of $41,000 income tax effect                                                (78,985)                       (78,985)
     Pension liability adjustment                                                            (95,106)                       (95,106)
   Cash dividends declared ($.16 per share)                                    (142,485)                                   (142,485)
   Treasury stock transactions                          (5,324)     (7,668)    (155,479)                                   (168,471)
                                                    --------------------------------------------------------------------------------
Balances at January 31, 1999                           886,784     196,898    6,486,502      508,499         (363,000)    7,715,683
   Net income                                                                   356,139                                     356,139
   Other comprehensive income (loss), net of tax:
     Reclassification of realized gain on
       marketable equity security included in net
       income, net of $333,000 income                                          (645,937)                     (645,937)
       tax effect
     Pension liability adjustment                                                            137,438                        137,438
                                                    --------------------------------------------------------------------------------
Balances at January 31, 2000                           886,784     196,898    6,842,641            -         (363,000)    7,563,323
Net loss                                                                     (1,380,488)                                 (1,380,488)
Adjustment to guaranteed ESOP obligation                                                                        20,000       20,000
                                                    --------------------------------------------------------------------------------
Balance at January 31, 2001                           $886,784    $196,898   $5,462,153    $   -            $ (343,000)  $ 6,202,835
                                                    ================================================================================

See accompanying notes to financial statements.



                      The Ohio Art Company and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                Year ended January 31,
                                                         2001             2000             1999
                                                 -----------------------------------------------------
Cash flows from operating activities
Net income (loss)                                  $  (1,380,488)   $     356,139     $  (1,721,893)
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
     Provision for depreciation and amortization       1,839,775        1,986,693         1,968,770
     Gain on sale of marketable equity security                -         (988,326)         (119,675)
     Deferred federal income taxes                             -          333,000           130,000
     Provision for losses on accounts receivable         112,773          166,020           104,014
     Scholarship obligation expense                       97,465           26,915            27,228
     Gain on sale of property, plant and
       equipment                                          (6,000)          (1,160)          (11,396)
     Changes in operating assets and liabilities:
       Accounts receivable                             1,262,476        ( 926,967)       (1,569,043)
       Inventories                                     1,016,293        3,529,027        (3,432,596)
       Accounts payable                                  (56,856)        (854,074)          944,416
       Prepaid expenses, other assets, accrued
         expenses and other liabilities                 (722,486)       1,938,320          (283,222)
                                                 -----------------------------------------------------
Net cash provided by (used in) operating
   activities                                          2,162,952        5,565,587        (3,963,397)

Cash flows from investing activities
Proceeds on sale of marketable equity security                 -        1,332,370           156,990
Purchases of property, plant and equipment              (622,907)        (797,918)       (1,251,640)
Changes in net cash value of life insurance              122,104          287,203           205,234
Proceeds from sale of property, plant and
   equipment                                               6,000           32,744            40,750
                                                 -----------------------------------------------------
Net cash provided by (used in) investing
   activities                                           (494,803)         854,399          (848,666)

Cash flows from financing activities
Borrowings                                            39,186,959                -        17,600,000
Repayments                                           (42,728,985)      (4,157,434)      (15,072,645)
Cash dividends paid                                            -          (35,452)         (142,724)
Purchase of treasury shares                                    -                -          (168,471)
                                                 -----------------------------------------------------
Net cash provided by (used in) financing
   activities                                         (3,542,026)      (4,192,886)        2,216,160
                                                 -----------------------------------------------------
Cash
   Increase (decrease) during year                    (1,873,877)       2,227,100        (2,595,903)
   At beginning of year                                2,409,429          182,329         2,778,232
                                                 -----------------------------------------------------

Cash end of year                                   $     535,552    $   2,409,429     $     182,329
                                                 =====================================================


See accompanying notes to financial statements.


                      The Ohio Art Company and Subsidiaries
                   Notes To Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of The Ohio Art Company and its subsidiaries (the Company) after elimination of significant intercompany accounts, transactions and profits.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the respective assets.

Revenue Recognition

Revenue is recognized when products are shipped to customers. Royalty income is recognized as earned.

Product Development Costs

Costs related to the development of new products and changes to existing products are charged to operations as incurred.


Advertising and Sales Promotion

Advertising and sales promotion expenditures are charged to operations in the year incurred. Advertising expense was approximately $2,981,000, $3,243,000, and $5,973,000 for the years ended January 31, 2001, 2000 and 1999 respectively. Prepaid advertising and sales promotion expenditures amounted to approximately $61,000 and $122,000 at January 31, 2001 and 2000, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to an amount that is more likely than not to be realized.

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

Financial Instruments

The carrying amounts for cash, accounts receivable, accounts payable, and short and long term debt approximate fair market value. The carrying value of debt approximates market based on current borrowing rates.

Inventory Valuation

Inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method (see Change in Accounting Principle note that follows).

Treasury Stock

Treasury Stock is recorded as a reduction of the Company's equity at the cost of the acquired shares. The common shares are reduced by the par value of the treasury shares acquired with the remaining cost recorded as a reduction of additional paid in capital.

Change in Accounting Principle

During fiscal 2001, the company changed its method of valuing inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The change was made because the company had begun to realize and expects to continue to experience cost reductions as a result of technological improvements in its manufacturing process. The Company believes the FIFO method is preferable to the LIFO method, as inventories are reflected in the Company's balance sheet at their most recent value and the FIFO method will result in a better measurement of operating results. Also, the FIFO method is the predominant method used in the industry in which the Company operates. This change in the method of valuing inventories has been applied retroactively, and comparative amounts for prior periods presented have been restated. The change was applied as of the beginning of fiscal 1999, which increased inventories as previously reported, by $2,447,285 at February 1, 1998, and increased retained earnings from $6,059,074 to $8,506,359 at that date.



The effect of the accounts change on income for the years ended January 31, 2000 and 1999 is as follows:

                                                         2000          1999
                                                         ----          ----

Net income (loss), as previously reported           $  430,695     $ (1,826,666)
                                                    ----------     ------------
Adjustment for effect of a change in accounting
     principle that is applied retroactively           (74,556)         104,773
                                                    ----------     ------------

Net income (loss), as adjusted                      $  356,139     $ (1,721,893)
                                                    ==========     ============

Effect on earnings per share:

Net income (loss), as previously reported           $      .50     $      (2.10)
Adjustment for effect of a change in accounting
   principle that is applied retroactively          $    (0.09)    $       0.12
                                                    ----------     ------------

Net income (loss), as adjusted                      $      .41     $      (1.98)
                                                    ==========     ============

New Accounting Pronouncement

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter referred to as Statement) which will be applicable to the Company beginning on February 1, 2001. Under this Statement, all derivative instruments will be recorded at their fair values. If the derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item will be included in current earnings. Fair value adjustments related to cash flow hedges will be recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in income currently. Adoption of this Statement on February 1, 2001 did not have a significant impact on its financial statements since the Company currently does not use derivative instruments in its business.



2. Long-Term Obligations

                                                             January 31
                                                       2001             2000
                                                -------------------------------

Revolving credit agreement                       $   1,926,341   $   8,800,000
Term loan                                            7,285,079       4,478,358
Note payable by ESOP, guaranteed
   by the Company                                      343,000         363,000
                                                -------------------------------
                                                     9,554,420      13,641,358
Less amounts due or callable within one year        (9,554,420)        830,000
                                                -------------------------------
                                                        -        $  12,811,358
                                                ===============================


The Company executed a loan and security agreement on April 7, 2000 that provides for borrowings up to $12,000,000 for three years on a revolving credit basis based on various percentages of eligible inventory and accounts receivable and term loans aggregating $3,279,000 with interest payable monthly at prime plus 1.25% and an unused line fee of 0.5%. The term loans require monthly principal payments of $45,542 plus interest in seventy-two consecutive payments commencing May 1, 2000. The loan and security agreement is collateralized by all real and personal property of the Company.

On April 7, 2000, the Company executed a $5,200,000 term loan to refinance its existing term loan. The new term loan is payable in monthly installments of $91,500 including interest at prime plus 2%, increasing by 0.5% on each anniversary date through April 1, 2007. The loan is collateralized by all real and personal property of the Company.

The various financing agreements contain certain financial covenants common to such agreements that require, among other things, maintenance of minimum amounts of tangible net worth and limit dividend payments and purchases of property, plant and equipment.

At January 31, 2001, the Company was not in compliance with one of its covenants for which it has received a waiver from the lender. However, it appears probable that the Company will not be able to meet this covenant requirement at the end of the first quarter of fiscal year 2002 and as a result the debt has been classified as a current liability in the January 31, 2001 balance sheet.

Management is implementing an operating plan with the goal of reducing overhead and other operating costs by approximately $2,500,000. The Company has begun to reduce its workforce and has moved production of the Company's Etch A Sketch overseas. Management is of the opinion that the implementation of this operating plan along with the $3,800,000 currently available on the Company's revolving line of credit agreement will be more than adequate to meet the Company's cash flow requirements for the ensuing twelve months. Management believes the current line of credit will continue to be available despite a possible future covenant violation, based on the expected asset base which securitizes the lending arrangement.

During fiscal year 2000, as a result of the Company's failure to meet its financial covenants, pursuant to its former lending agreement, the agent bank charged the Company additional incremental default interest at 6% amounting to approximately $758,000 for the year ended January 31, 2000. Loans with its former lenders were repaid with funds available under the new loans on April 7, 2000.

3.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the deferred tax assets and liabilities as of January 31, 2001 and 2000 are as follows:

                                                            January 31
                                                       2001           2000
                                                  ------------------------------
                                                          (In Thousands)
Gross deferred tax assets:
   Net operating loss carryforwards                  $   2,379      $   2,088
   Supplemental retirement plan                            186            183
   Inventory                                               179            204
   Charitable contribution carryover                       210            182
   Accounts receivable                                     162            152
   Other                                                     -             80
   Accrued expenses                                        224            105
    Valuation allowance                                 (1,447)          (794)
                                                  ------------------------------
Total deferred tax asset                                 1,893          2,200

Gross deferred tax liabilities:
   Property, plant and equipment                         1,061          1,111
   Pension assets and liabilities                          200            247
   LIFO recapture                                          632            842
                                                  ------------------------------
                                                         1,893          2,200
                                                  ------------------------------
Net deferred taxes                                $          -    $         -
                                                  ==============================





Significant components of income tax expense attributable to continuing operations consist of the following:

                                       Year ended January 31
                             2001             2000                 1999
                        -------------------------------------------------------
                                           (In Thousands)

Current                    $     -            $    -           $     -
Deferred                         -                333               130
                        -------------------------------------------------------
                           $     -            $   333          $    130
                        =======================================================

Reconciliation of reported income tax expense (benefit) and the amount computed by applying the statutory U.S. federal income tax rate of 34% to income (loss) before income taxes is stated below:

                                                  Year ended January 31
                                           2001         2000             1999
                                  ----------------------------------------------
                                                   (In Thousands)

Tax provision (benefit) at
   federal statutory rate              $  (469)      $   260        $    (577)
    Change in valuation allowance          653           (13)             758
    Change in comprehensive
       income portion of
   additional                                -            71              (50)
       minimum pension liability
    Other                                 (184)           15               (1)
                                  ----------------------------------------------
                                       $     -       $   333        $     130
                                  ==============================================



Total income tax refunds for the year ended January 31, 2000 were $1,232,779.

For domestic federal income tax purposes, the net operating loss ("NOL") carryforwards amount to approximately $6,997,000, which will expire from 2012 to 2021.

At January 31, 2001, the Company's net deferred tax assets are offset in full by a valuation allowance due largely to uncertainty associated with the Company's ability to fully use these tax benefits. The Company continues to evaluate the likelihood that all or part of the deferred tax asset will be realized through the generation of future taxable earnings. If, in the future, the Company is able to generate sufficient levels of taxable income, the valuation allowance will be adjusted accordingly.


4.  Pension Plans and Employees' Stock Ownership (ESOP) Plan

The Company has various defined benefit pension plans covering substantially all of its employees. Benefits provided by the plans are based on compensation, years of service and a negotiated rate per year of service for collectively-bargained plans. The Company generally funds pension costs based upon amortization of prior service costs over 25 years, but not in excess of the amount deductible for income tax purposes. One plan, which has a limited number of participants, is unfunded.

The following tables set forth aggregated information related to the various pension plans:


                                                                  January 31
                                                           2001                2000
                                                   ------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year               $    11,543,687      $    13,083,841
Service cost                                                  302,222              333,571
Interest cost                                                 707,518              862,915
Actuarial gains                                              (118,000)          (2,029,162)
Benefits paid                                              (3,919,016)            (707,478)
                                                   ------------------------------------------
Benefit obligation at end of year                     $     8,516,411      $    11,543,687
                                                   ==========================================

Change in plan assets
Fair value of plan assets at beginning of year        $    12,387,578      $    11,895,341
Actual return on plan assets                                   (6,695)           1,147,082
Company contributions                                          48,542               52,633
Benefits paid                                              (3,919,016)            (707,478)
                                                   ------------------------------------------
Fair value of plan assets at end of year              $     8,510,409      $    12,387,578
                                                   ==========================================

Components of prepaid benefit cost
Funded status of the plans                            $         6,002      $       843,891



Unrecognized net actuarial gain                              (181,555)            (878,208)
Unrecognized transition obligation                            183,777              177,930
Unrecognized prior service cost                                40,971               42,695
                                                   ------------------------------------------
Prepaid benefit cost                                  $        49,195      $       186,308
                                                   ==========================================



                                                            January 31
                                                 2001         2000        1999
                                              ----------------------------------
Weighted-average assumptions
Discount rate                                      7.5%        7.5%         7.5%
Expected return on plan assets                     8.5%        8.5%         8.5%
Rate of compensation increase                      3.0%        3.0%         5.5%
                                                       Year ended January 31
                                                2001         2000         1999
                                              ----------------------------------
Components of net periodic benefit cost
Service cost                                 $ 302,222   $ 333,571    $ 302,864
Interest cost                                  707,518     862,915      871,746
Expected return on plan assets                (854,806)   (973,441)    (993,671)
Amortization of prior service cost              38,470      16,516       15,534
Amortization of transition amount               (5,847)    (10,969)     (14,513)
Recognized net actuarial loss                  (24,121)     21,261        11,086
                                             -----------------------------------
Benefit cost                                 $ 163,436   $ 249,853    $ 193,046
                                             ===================================


The pension plan with an accumulated benefit obligation in excess of plan assets recorded the following:


                                                  2001            2000
                                              --------------  --------------


Projected benefit obligation                   $ 346,352       $ 384,328
                                              ==============  ==============

Accumulated benefit obligation                 $ 419,822       $ 381,657
                                              ==============  ==============

Fair value of plan assets                     $         -     $          -
                                              ==============  ==============



The Company has an Employee Stock Ownership Plan (ESOP) for eligible employees which is accounted for in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants. The fair market value of the 16,189 and 21,738 unallocated shares is $45,324 and $396,719 at January 31, 2001 and 2000, respectively. No unallocated shares are committed to be released within one year. The ESOP has outstanding borrowings which the Company has guaranteed. Accordingly, the Company has recorded the loans as long-term obligations and as reductions of stockholders' equity.

Dividends paid on unallocated shares in the trust are recorded as compensation rather than as dividends.

5.  Other Comprehensive Income

FASB Statement No. 130, "Reporting Comprehensive Income" requires that comprehensive income or loss, which is the total of net income or loss and other comprehensive income or loss, be reported in the financial statements. Other comprehensive income or loss for the Company consists of minimum pension liability adjustments and unrealized gains and losses on certain security investments. Amounts that had previously been recognized in other comprehensive income or loss are reclassified to net income or loss in the period realized. Disclosure of comprehensive income or loss is incorporated into the Statement of Stockholders' Equity and the table below.







                                        2001            2000             1999
                                        ----            ----             ----

Net income (loss)                   $ (1,380,488)     $ 356,139    $ (1,721,893)

Net adjustments to arrive at
  comprehensive income (loss)              -           (508,499)       (348,192)
                                  ----------------------------------------------

Comprehensive income (loss)         $ (1,380,488)    $ (152,360)   $ (2,070,085)
                                  ==============================================


6.  Operating Leases

The Company leases office space and equipment pursuant to various noncancelable operating lease agreements. Total rent expense approximated $671,000, $615,000, and $286,000 for fiscal 2001, 2000, and 1999 respectively. The lease term for the office space extends through April, 2006 with monthly lease payments of $11,966. In addition, rent for the office lease is subject to escalation based upon the Consumer Price Index. Future commitments under the leases as of January 31, 2001 are as follows:



                                 Office          Equipment           Total
                             ---------------------------------------------------

2002                          $      146,980  $       409,328   $       556,308
2003                                 151,422          146,000           297,422
2004                                 155,999            9,397           165,396
2005                                 160,714                -           160,714
2006                                  55,190                -            55,190
                             ---------------------------------------------------
                               $     670,305    $     564,725     $   1,235,030
                             ===================================================

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






Financial information relating to reportable segments is as follows:

                                        Domestic     International      Ohio Art         Strydel
                                          Toy             Toy          Diversified     Diversified        Total
                                    ----------------------------------------------------------------------------------
Year ended January 31, 2001:
   Net sales to external customers     $ 21,803,380    $  6,824,242    $ 13,894,558      $ 3,424,652    $ 45,946,832
   Intersegment revenues                    113,038               -               -          972,175       1,085,213
    Interest expense                       (975,120)       (165,617)       (372,638)        (225,267)     (1,738,642)
   Provision for depreciation and
     amortization                          (715,226)              -        (965,226)        (159,323)     (1,839,775)
   Segment profit (loss)                   (689,981)       (228,718)       (282,197)        (179,592)     (1,380,488)
   Segment assets                        13,591,137       2,166,906      10,123,476        3,896,600      29,778,119
   Expenditures for long-lived              427,267               -          53,726          141,914         622,907
     assets

Year ended January 31, 2000:
   Net sales to external customers     $ 28,079,884    $  5,396,780    $ 15,274,323     $  3,787,682    $ 52,538,669
   Intersegment revenues                    108,902               -               -        1,292,783       1,401,685
   Interest expense                      (1,344,166)       (224,027)       (504,062)        (168,021)     (2,240,276)
   Provision for depreciation and
     amortization                          (934,244)              -        (949,455)        (102,994)     (1,986,693)
   Segment profit (loss)                    498,275        (959,646)         75,240           79,476        (306,655)
   Segment assets                        17,848,194       1,376,461      11,805,632        2,904,503      33,934,790
   Expenditures for long-lived              284,495               -         482,340           31,083         797,918
     assets

Year ended January 31, 1999:
   Net sales to external customers     $ 24,557,271     $ 6,065,091    $ 12,382,223     $  2,931,946    $ 45,936,531
   Intersegment revenues                    181,220               -               -        1,030,516       1,211,736
   Interest expense                      (1,073,841)        (53,030)       (541,318)               -      (1,668,189)
   Provision for depreciation and
     amortization                          (986,287)              -        (878,967)        (103,516)     (1,968,770)
   Segment profit (loss)                 (3,666,590)       (613,868)      2,485,321             (225)     (1,795,362)
   Segment assets                        21,911,046       2,006,326      11,967,205        2,783,073      38,667,650
   Expenditures for long-lived              238,415               -         936,372           76,853       1,251,640
     assets



The following are reconciliations between total segment and consolidated totals for revenues, income (loss) before income taxes, and assets:


                                                             Year Ended January 31
                                                   2001              2000               1999
                                            --------------------------------------------------------
Revenues:
   Total external net sales for reportable
     segments                                 $   45,946,832    $   52,538,669     $  45,936,531
   Other revenues                                    726,959         2,238,459         1,212,167
                                            --------------------------------------------------------
Total consolidated revenues                   $   46,673,791    $   54,777,128     $  47,148,698
                                            ========================================================

Profit and loss:
   Total loss for reportable segments         $   (1,380,488)   $     (306,655)    $  (1,795,362)
   Other profit (loss) - elimination of
     intersegment profit (loss)                                          7,468            83,794
   Unallocated amounts:
     Gain on sale of marketable equity
       security                                                        988,326           119,675
                                            --------------------------------------------------------
Income (loss) before income taxes             $   (1,380,488)   $      689,139     $  (1,591,893)
                                            ========================================================

Assets:
   Total assets for reportable segments       $   29,778,121    $   33,934,790     $  38,667,650
   Elimination of:
     Intercompany receivables                     (4,591,634)       (3,331,635)       (3,092,325)
     Intercompany profit in inventory                (19,767)          (19,767)          (27,235)
     Investment in subsidiaries                   (2,222,653)       (2,222,653)       (2,222,653)
                                            --------------------------------------------------------
Total consolidated assets                     $   22,944,067    $   28,360,735     $  33,325,437
                                            ========================================================



A substantial portion of the Company's accounts receivable are from toy retailers, wholesalers and other toy manufacturers. The Company has credit insurance to cover a portion of its losses on accounts receivable. The Company had net credit losses of $110,000, $198,000, and $4,000 during fiscal 2001, 2000, and 1999, respectively. Net domestic toy segment sales includes approximately $11,234,000, $14,132,000, and $12,487,000 for 2001, 2000, and
1999, respectively, to two major retailers. Amounts included in accounts receivable for these two customers were $1,719,000 and $2,747,000 at January 31, 2001 and 2000 respectively.


8.    Statement of Cash Flows

      Noncash transactions excluded from the statement of cash flows:

                                                 2001          2000       1999
                                                 ----          ----       ----

      Refinancing of long term debt due
      or callable within one year             $13,157,116         -          -





                         QUARTERLY RESULTS OF OPERATIONS


     The following is a summary of the unaudited quarterly results of operations for the years ended January 31, 2001 and 2000 (as restated) (in thousands of dollars, except per share amounts):

                                                                         Net
                                                                        Income
                                                                      (Loss) Per
2001                                      Cost of          Net          Share of
                                          Products      Income          Common
                            Net Sales      Sold          (Loss)           Stock
                            ---------      ----          ------           -----

April 30                  $  9,091        $7,644       $(1,390)        $(1.61)
July 31                     12,338         9,341          (305)          (.35)
October 31                  14,639        10,357           612            .71
January 31                   9,879         7,169          (297)          (.34)
                          --------       -------       --------        -------

TOTALS                     $45,947       $34,511       $(1,380)        $(1.59)
                           =======       =======       ========        =======


2000

April 30                   $10,497        $7,942         $ 256         $  .30
July 31                     12,221         9,580          (921)         (1.06)
October 31                  18,324        12,968           852            .98
January 31                  11,497         8,939           169            .19
                           -------       -------        ------         ------

TOTALS                     $52,539       $39,429         $ 356         $  .41
                           =======       =======         ======        ======

The Company restated the reported results of operations for the first three quarters of fiscal 2000 as a result of inventory adjustments discovered during its year-end physical inventory reconciliation process. The Company determined that amounts in excess of standard costs were recorded in inventory because of incorrect monthly cost reporting, and those costs were not relieved from inventory in the standard cost of sales system used for calculations of interim results of operations.









                                    PART III

Item 10. Directors and Executive Officers of the Company

(a)  Identification of Directors

The identification of directors and all persons nominated to become directors is included in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission and is incorporated herein by reference.

(b)   Executive Officers of the Company

                                                                  First Year
                                    Present Position            Elected To
               Name          Age    With Company               Present Position
               ----          ---    ------------               ----------------

William C. Killgallon        62     Chairman                         1989

Martin L. Killgallon II      53     President                        1989

J. D. Kneipp                 56     Chief Financial Officer          1999


G. E. Thomas                 41     Vice President Sales             1996

E. A. Clark, Jr.             60     Vice President                   2000
                                    Manufacturing

J. D. Wood                   47     Vice President                   2000
                                    Product Development

W. E. Shaffer                78     Secretary                        1995



G. E. Thomas was elected as Vice President of Sales in September 1996. He had previously served as National Sales Manager since his date of employment with the Company in January 1995. J. D. Kneipp was elected Chief Financial Officer in December 1999. He had previously served as Controller since his election in July 1998 and as Accounting Manager since his date of employment in April 1997 to July 1998. He had previously been employed by White Consolidated Industries as Controller of the Washex Division from 1992 to 1996. E. A. Clark, Jr. was elected Vice President of Manufacturing in July 2000. He had previously served as General Manager of Manufacturing Operations since April of 1999 and as Labor Relations Coordinator since his date of employment in May 1995. J. D. Wood was elected Vice President of Research and Development in July 2000. She had previously served as Director of the Design Group since her date of employment in November 1995. Officers are elected annually to serve until the first meeting of directors following the annual meeting of shareholders in each year.

Item 11. Executive Compensation

The information required under this item is included in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required under this item is included in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission and is incorporated here in by reference.

Item 13. Certain Relationships and Related Transactions

     Not applicable.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as a part of this report.

     (1)  Reports of Independent Auditors

            The consolidated financial statements of The Ohio Art Company and subsidiaries:

           Consolidated Balance Sheets - January 31, 2001 and January 31, 2000

           Consolidated Statements of Operations - Years ended January 31, 2001, January 31, 2000 and January 31, 1999

           Consolidated Statements of Stockholders' Equity - Years ended January 31, 2001, January 31, 2000 and January 31, 1999

           Consolidated Statements of Cash Flow - Years ended January 31, 2001, January 31, 2000 and January 31, 1999

           Notes to Consolidated Financial Statements - January 31, 2001

(2) The following consolidated financial statement schedule of The Ohio Art Company and subsidiaries is filed under Item 14(d):

         SCHEDULE                                      PAGE
         --------                                      ----

Schedule II - Valuation and Qualifying Accounts        34

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3)  See Item 14(c) below.

(b)  Reports on Form 8-K

      A current report on Form 8-k dated November 3, 2000 was filed to announce that the Company's principal accountants, PricewaterhouseCoopers LLP
      (PwC), had sold their Fort Wayne, Indiana practice to Crowe, Chizek and Company LLP (CC). Effective November 3, 2000, the Company terminated its appointment of PwC and approved the appointment of CC as its principal accountants. A letter from PwC indicating their response to the statements made by the Company in Form 8-K was also filed.

(c)  See Exhibit Index for list of exhibits.

(d) The Financial statement schedule which is listed under Item 14(a)(2) is filed hereunder.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE OHIO ART COMPANY

Date:   April 30, 2001                          By /s/ William C. Killgallon
                                                   -----------------------------
                                                William C. Killgallon, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

              Signature                      Title                     Date
              ---------                      -----                     ----

/s/William C. Killgallon      Chairman of the Board Principal     April 30, 2001
                              Executive Officer and Director

/s/Martin L. Killgallon II    President and Director              April 30, 2001
Martin L. Killgallon

/s/Jerry D. Kneipp            Chief Financial Officer             April 30, 2001
Jerry D. Kneipp

/s/ Joseph A. Bockerstette    Director                            April 30, 2001
Joseph A. Bockerstette

/s/Neil H. Borden, Jr.        Director                            April 30, 2001
Neil H . Borden, Jr.

/s/Frank L. Gallucci          Director                            April 30, 2001
Frank L. Gallucci

/s/Wayne E. Shaffer           Secretary and Director              April 30, 2001
Wayne E. Shaffer


                         The Ohio Art Company and Subsidiaries Schedule II - Valuation and Qualifying Accounts


                                                                              Additions
                                                                              ---------
                                                      Balance at    Charged to         Charged to                  Balance
                                                       Beginning     Costs and            Other        Deductions-   at End
Description                                            of Period      Expenses      Accounts-Describe  Describe(1) of Period
-----------                                            ---------      --------      -----------------  ---------------------

Year ended January 31, 2001:
  Reserves and allowances deducted from
   asset accounts:
     Allowances for uncollectible accounts             $449,000         $136,197                           $109,908     $475,289
                                                    =============================================================================

Year ended January 31, 2000
  Reserves and allowances deducted from
   asset accounts:
     Allowances for uncollectible accounts             $515,000         $166,020                           $232,020     $449,000
                                                    =============================================================================


Year ended January 31, 1999
  Reserves and allowances deducted from
    asset accounts:
     Allowances for uncollectible accounts             $415,000         $104,014                           $  4,014     $515,000
                                                    =============================================================================




(1)  Uncollectible accounts charged off and collection costs, less recoveries.




THE OHIO ART COMPANY AND SUBSIDIARIES EXHIBIT INDEX

Exhibit #                                                                  Page
---------                                                                  ----

3(i)(a)         Articles of Incorporation as amended, filed as             --
                Exhibit 3(a) to Company's Form 10-K for the year ended December 31, 1986, and incorporated herein by reference.

  3(i)(b)       Code of Regulations filed as Exhibit 3(b) to               --
                Company's Form 10-K for the year ended December
                31, 1990, and incorporated herein by reference.

  3(ii)         The Ohio Art Company ByLaws approved by the Board          --
                of Directors on June 20, 1997, and incorporated herein by reference.

 10(a)          Employee Stock Ownership Plan, filed as Exhibit            --
                10(c) to Company's Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

 10(b)          The Ohio Art Company Supplemental Retirement Plan,         --
                as amended and restated effective January 1, 1992 filed as Exhibit 10(d) to Company's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

 10(c)          Loan and Security Agreement dated April 7, 2000            --
                filed as Exhibit 10.1 to Company's Form 8-K dated
                April 17, 2000, and incorporated herein by reference.

 10(d)          Loan agreement dated April 7, 2000 filed as Exhibit 10.2   --
                to Company's Form 8-K dated April 17, 2000 and incorporated herein by reference.

 18             Letter regarding a change in accounting principles         36

 21             Subsidiaries of the Company.                               37