Form 10-Q
period 2001-04-30
OHIO ART CO
filed 2001-06-14
CIK 73942

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549



                                FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended April 30, 2001


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

                            Yes   X      No _____
                                -----


     At May 31, 2001 there were 886,784 shares outstanding of the Company's Common Stock at $1.00 par value.

                                                                       FORM 10-Q
                      THE OHIO ART COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (amounts in thousands)

                                                  April 30     January 31
                                                    2001          2001
                                                 ----------    ----------
                                                 (unaudited)
Assets
Current assets
  Cash                                            $ 1,028       $   536
  Accounts receivable less allowance
  (April - $550; January - $475)                    5,673         5,966
  Inventories - Note 2
    Finished products                               3,325         3,804
    Products in process                               103           103
    Raw materials                                   1,789         1,716
                                                 ----------    ----------
                                                    5,217         5,623

  Prepaid expenses                                    305           296
                                                 ----------    ----------
Total current assets                               12,223        12,421

Property, plant and equipment, net                  8,624         8,985
Other assets                                        1,438         1,538
                                                 ----------    ----------
Total assets                                      $22,285       $22,944
                                                 ==========    ==========

Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                $ 3,983       $ 3,959
  Other current liabilities                         2,152         2,257
  Long-term debt due within one year                8,918         9,554
                                                 ----------    ----------
Total current liabilities                          15,053        15,770

Other long-term obligations, less current
  maturities                                          983           971

Stockholders' equity (Note 3)
    Common stock, par value $1.00 per share:
    Authorized:  1,935,552 shares
    Outstanding:  886,784 shares for both
    periods (excluding treasury shares
    of 72,976)                                        887           887
    Additional paid-in capital                        197           197
    Retained earnings                               5,508         5,462
    Reduction for ESOP loan guarantee                (343)         (343)
                                                 ----------    ----------
Total stockholders' equity                          6,249         6,203
                                                 ----------    ----------
Total liabilities and stockholders' equity        $22,285         $22,944
                                                 ==========    ==========

See notes to condensed consolidated financial statements.
                                                              Page 2 of 11

                                                                       FORM 10-Q

PART I - FINANCIAL INFORMATION


                      THE OHIO ART COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (amounts in thousands, except amounts per share)
                                   (unaudited)

                                                   Three Months Ended
                                                 ----------------------
                                                  April 30     April 30
                                                    2001         2000
                                                  --------     --------

Net sales                                         $10,065      $ 9,091
Other income                                           96          208
                                                  --------     --------
                                                   10,161        9,299

Costs and expenses:
  Cost of products sold                             7,465        7,644
  Selling, administrative and general               2,404        2,561
  Interest                                            246          484
                                                  --------     --------
                                                   10,115       10,689
                                                  --------     --------
Income (loss) before income taxes                      46       (1,390)

Provision for income taxes                              -            -
                                                  --------     --------
Net income (loss)                                 $    46      $(1,390)
                                                  ========     ========

Net income(loss) per share (Note 3)               $   .05      $ (1.61)


Average shares outstanding (Note 3)                   871          865




See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q

                      THE OHIO ART COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                             (amounts in thousands)
                                   (unaudited)

                                                    Three  Months  Ended
                                                  ------------------------
                                                   April 30      April 30
                                                     2001          2000
                                                  ----------    ----------
Cash flows from operating activities
  Net income(loss)                                 $    46       $(1,390)
  Adjustments to reconcile net income(loss)
  to net cash provided by (used in)
  operating activities:
  Provision for depreciation and amortization          434           481
  Changes in assets and liabilities                    721           248
                                                  ----------    ----------
Net cash provided by (used in)
operating activities                                 1,201          (661)

Cash flows from investing activities
  Purchase of plant and equipment, less
  net book value of disposals                          (73)         (106)
                                                  ----------    ----------
Net cash used in investing activities                  (73)         (106)

Cash flows from financing activities
  Payments of debt                                    (636)         (869)
                                                  ----------    ----------
Net cash used in financing activities                 (636)         (869)
                                                  ----------    ----------

Cash
  Increase(decrease) during period                     492        (1,636)
  At beginning of period                               536         2,410
                                                  ----------    ----------
Cash at end of period                              $ 1,028       $   774
                                                  ==========    ==========



See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q

                      THE OHIO ART COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands, except per share amounts)

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and reflect adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of the interim periods presented. This report includes information in a condensed format and should be read in conjunction with The Ohio Art Company's (the Company) audited consolidated financial statements included in the Annual Report filed on Form 10-K for the year ended January 31, 2001.

Due to the seasonal nature of the toy business in which the Company is engaged and the factors set forth in Management's Discussion and Analysis, the results of interim periods are not necessarily indicative of the full calendar year or any other interim period.


Note 2 - Inventories

The Company takes a physical inventory annually at each location. The amounts shown in the quarterly financial statements have been determined using the Company's standard cost perpetual inventory accounting system. An estimate, based on past experience, of the adjustment which may result from the next physical inventory has been included in the financial statements. Inventories are priced at the lower of cost or market under the First-In, First-out (FIFO) cost method.


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

                                                                       FORM 10-Q

                      THE OHIO ART COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                (Amounts in thousands, except per share amounts)


Note 4 - Industry Segments (continued)

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

                                                                       Form 10-Q
                      THE OHIO ART COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (amounts in thousands)

Note 4. - Industry Segments

Financial information relating to reportable segments is as follows:

                                        Domestic   International    Ohio Art       Strydel
                                           Toy          Toy        Diversified   Diversified     Total
                                       -------------------------------------------------------------------
Three months ended April 30, 2001
   Revenues from external customers      $4,176       $2,288         $2,819        $  782       $10,065
   Intersegment revenues                     23            0              0             0            23
   Segment loss                             195          175           (105)         (219)           46
                                       ===================================================================

Three months ended April 30, 2000
   Revenues from external customers      $4,165       $  409         $3,527        $  990       $ 9,091
   Intersegment revenues                     33            0              0           141           174
   Segment income(loss)                    (842)        (322)          (208)          (18)       (1,390)
                                      ====================================================================


                                                                       FORM 10-Q

                      THE OHIO ART COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                (Amounts in thousands, except per share amounts)


Note 5 - Long-term Obligations due or callable within one year(amounts in thousands)

The Company executed a loan and security agreement on April 7, 2000 that provides for borrowings up to $12,000 for three years under the terms of a revolving credit agreement. Borrowings are subject to availability, based on various percentages of eligible inventory and accounts receivable. Amounts outstanding on this line of credit agreement as of April 30, 2001 were $1,581. In addition, the Company obtained term loans aggregating $3,279, with interest on both loans payable monthly at prime plus 1.25% (8.25% effective rate at May 31, 2001) and an unused line fee of 0.5% on the revolving credit agreement. The term loans require monthly payments of $45 plus interest in seventy-two consecutive payments commencing May 1, 2000. The loan and security agreement is collateralized by all real and personal property of the Company.

On April 7, 2000, the Company executed a $5,200 term loan to refinance its existing term loan. The term loan is payable in monthly installments of $91 including interest at prime plus 2%, increasing by 0.5% on each anniversary date through April 1, 2007 (9.50% effective rate). The loan is collateralized by all real and personal property of the Company.

The loan and security agreement and term loans contain certain financial covenants that require, among other things, minimum amounts of tangible net worth and limit dividend payments and purchases of property, plant and equipment. At April 30, 2001 the Company was not in compliance with one of its covenants for which it has received a waiver from the Lender. However, it appears probable that the Company will not be able to meet this covenant requirement at the end of its fiscal year and as a result the debt has been classified as a current liability in the April 30, 2001 balance sheet.

Management is currently implementing an operating plan with the goal of reducing overhead and other operating costs by approximately $2,500. This plan includes workforce reduction and moving the production of the Company's Etch-A-Sketch overseas. Management is of the opinion that the implementation of this operating plan along with the $4,000 currently available on the Company's $12,000 revolving line of credit agreement will be more than adequate to meet the Company's cash flow requirements for the ensuing twelve months. Management believes the current line of credit will continue to be available, despite a possible future covenant violation, based on the expected asset base which securitizes the lending arrangement.

                                                                       Form 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             (amounts in thousands)

Results of operations

Net sales for the first quarter of 2001 increased approximately 11% to $10,065 from $9,091 for the comparable 2000 period. Please refer to Note 4 to the condensed consolidated financial statements for a breakdown of sales by segment. While domestic toy shipments for the three month period ending April 30, 2001 were approximately the same as the similar period of the previous year, the international toy segment reported an increase of $1,900, mostly on the continued popularity of the Betty Spaghetty(R) brand, particularly in the European and Australian markets. Domestic shipments of the Betty Spaghetty(R) fashion doll and Water T-Ball(TM), an outdoor water toy, fell during the period, but the decline was offset by increased sales of the Etch A Sketch(R) line of products. Sales for the diversified products segments trailed the previous year's comparable period by approximately $900.

The Company's business is seasonal, with approximately 55-65% of its sales being made in the last six months of the calendar year in recent years.
Because of the seasonality of the Company's business, the dollar order backlog at the most recent period end, May 31, 2001, is not necessarily indicative of expectations of sales for the full year. Subject to industry practice and comments as detailed in the Company's report on Form 10-K for the year ended January 31, 2001, order backlog as of May 31, 2001 is approximately $12,000 versus $12,600 at the same date in 2000.

Other income for the three month period ended April 30, 2001 decreased to $96 from $208 for the three month period ended April 30, 2000. The decrease in other income is primarily due to fewer receipts of royalties and advances from licensees in the current period, an issue related to timing of the royalty payments.

Gross profit margin (percentage) for the first quarter of fiscal 2002 (25.8%) increased from the first quarter of fiscal 2001 (15.9%), due in part to increased shipments of some Etch A Sketch(R) products at higher gross margins due to relocation of production to China. In addition, manufacturing expense decreased approximately $600 as the Company's cost reduction plan began to achieve its intended results.

Selling, administrative, and general expenses for the first quarter of fiscal 2002 decreased to $2,404 from $2,561 for the first quarter of fiscal 2001. The key areas affected were advertising expense, salaries, health insurance and domestic selling expenses. The savings in these categories were partially offset by an increase in legal and professional expenses. Most of the savings occurred as a result of the Company's cost reduction plan.

Interest expense for the three month period ended April 30, 2001 decreased to $246 from $484 for the three month period ended April 30, 2000. The Company's loan agreements prior to April 7, 2000 contained certain financial covenants, of which one or more covenants had not been met. As a result, the bank charged the Company default interest in 2000 amounting to approximately $166 even though the Company made timely interest and principal payments.

                                                                       Form 10-Q

                             (amounts in thousands)

No income tax expense or benefit was recorded for the first quarter of fiscal 2002 or 2001 based upon estimates of the full fiscal year effective tax rate.

Liquidity and Capital Resources

Cash flows increased by $492 for the three month period ended April 30, 2001 compared to a decrease of $1,636 for the similar period of 2000. The primary sources of cash in the three months ended April 30, 2001 were accounts receivable ($300), inventory ($400), and non-cash items ($400). Approximately $600 of the total cash generated from operations was used to reduce long-term debt. The cash decrease for the three months ended April 30, 2000 was due primarily to a net loss of $1,400 and payments to reduce long-term debt ($900). These uses of funds were partially offset by non-cash items and lower accounts receivable.

Effective April 7, 2000, the Company entered into a three year revolving credit agreement that provides for borrowings of up to $12,000 based on various percentages of eligible inventory and accounts receivable and six year term loans aggregating $3,279. Amounts available under the revolving credit agreements as of April 30, 2001 were $4,000. In addition, at that time the Company executed a $5,200 term loan to refinance its existing term loan. The revolving credit facility and term loans are collateralized by the assets of the Company.

The Company was not in compliance with the minimum tangible net worth covenant included in its Loan and Security Agreement at April 30, 2001. This event of default was subsequently waived by the lender unconditionally. However, it appears probable that the Company will not be able to meet this covenant requirement at the end of its fiscal year, and as a result, the debt has been classified as a current liability in the April 30, 2001 balance sheet.

Management is currently implementing an operating plan with the goal of reducing overhead and other operating costs by approximately $2,500. This plan includes workforce reduction and moving the production of the Company's Etch-A-Sketch overseas. Management is of the opinion that the implementation of this operating plan along with the $4,000 currently available on the Company's $12,000 revolving line of credit agreement will be more than adequate to meet the Company's cash flow requirements for the ensuing twelve months. Management believes the current line of credit will continue to be available, despite a possible future covenant violation, based on the expected asset base which securitizes the lending arrangement.

PART II - OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended April 30, 2001.


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

                                                            THE OHIO ART COMPANY
                                                            --------------------
                                                               (Registrant)



Date:  June 14, 2001                                   /s/ William C. Killgallon
                                                       -------------------------
                                                           William C. Killgallon
                                                           Chairman of the Board



Date:  June 14, 2001                                     /s/ M. L. Killgallon II
                                                         -----------------------
                                                             M. L. Killgallon II
                                                                  President



Date:  June 14, 2001                                         /s/ Jerry D. Kneipp
                                                             -------------------
                                                                 Jerry D. Kneipp
                                                         Chief Financial Officer