Form 10-Q
period 2001-07-31
OHIO ART CO
filed 2001-09-13
CIK 73942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended July 31, 2001


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

                            Yes   X      No
                                -----       -----


     At August 31, 2001 there were 886,784 shares outstanding of the Company's Common Stock at $1.00 par value.









                                                                    Page 1 of 11
                                                                       FORM 10-Q

PART I - FINANCIAL INFORMATION


                   THE OHIO ART COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (amounts in thousands, except per share amounts)
                                   (unaudited)

                                    Three Months Ended   Six Months Ended
                                    ------------------  ------------------
                                    July 31   July 31   July 31    July 31
                                      2001      2000      2001      2000
                                    --------  --------  --------  --------

Net sales                           $10,354   $12,338   $20,419   $21,429
Other income                            321       115       418       323
                                    --------  --------  --------  --------
                                     10,675    12,453    20,837    21,752

Costs and expenses:
  Cost of products sold               7,188     9,341    14,653    16,985
  Selling, administrative
    and general                       2,623     3,022     5,028     5,583
  Interest                              178       395       424       879
                                    --------  --------  --------  --------
                                      9,989    12,758    20,105    23,447
                                    --------  --------  --------  --------

Income (loss) before income taxes       686      (305)      732    (1,695)

Provision for income taxes                0         0         0         0
                                    --------  --------  --------  --------

Net income (loss)                   $   686   $  (305)  $   732   $(1,695)
                                    ========  ========  ========  ========



Net income(loss) per share(Note 3)  $   .79   $ ( .35)  $   .84   $ (1.96)

Average shares outstanding              871       865       871       865
     (Note 3)



See notes to condensed consolidated financial statements.








                                                                    Page 2 of 11
                                                                       FORM 10-Q

                      THE OHIO ART COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (amounts in thousands)
                                                  July 31      January 31
                                                    2001          2001
                                                 ----------    ----------
                                                               (unaudited)
Assets
Current assets
  Cash                                            $ 1,234       $   536
  Accounts receivable less allowance
  (July - $281; January - $449)                     5,897         5,966
  Inventories - Note 2
    Finished products                               5,124         3,804
    Products in process                               103           103
    Raw materials                                   1,260         1,716
                                                 ----------    ----------
                                                    6,487         5,623
  Prepaid expenses                                    218           296
                                                 ----------    ----------
Total current assets                               13,836        12,421

Property, plant and equipment, net                  8,455         8,985
Other assets                                          996         1,538
                                                 ----------    ----------
Total assets                                      $23,287       $22,944
                                                 ==========    ==========
Liabilities and stockholders' equity
Current liabilities
  Accounts payable                                $ 4,689       $ 3,959
  Other current liabilities                         1,663         2,257
  Long-term debt due within one year                  873         9,554
                                                 ----------    ----------
Total current liabilities                           7,225        15,770

Long-term obligations, less current maturities      9,127           971

Stockholders' equity
    Common stock, par value $1.00 per share:
    Authorized:  1,935,552 shares
    Outstanding:  886,784 shares for both
    periods (excluding treasury shares
    of 72,976)                                        887           887
    Additional paid-in capital                        197           197
    Retained earnings                               6,194         5,462
    Reduction for ESOP loan guarantee                (343)         (343)
                                                 ----------    ----------
Total stockholders'equity                           6,935         6,203
                                                 ----------    ----------
Total liabilities and stockholders' equity        $23,287       $22,944
                                                 ==========    ==========


See notes to condensed consolidated financial statements.

                                                                    Page 3 of 11
                                                                       FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                             (amounts in thousands)
                                   (unaudited)


                                                     Six   Months  Ended
                                                  ------------------------
                                                    July 31       July 31
                                                     2001          2000
                                                  ----------    ----------
Cash flows from operating activities
  Net income(loss)                                 $   732       $(1,695)
  Adjustments to reconcile net income(loss)
  to net cash provided by (used in)
  operating activities:
  Provision for depreciation and amortization          867           962
  Changes in assets and liabilities                    290          (794)
                                                  ----------    ----------
Net cash provided by (used in)
operating activities                                 1,889        (1,527)
                                                  ----------    ----------
Cash flows from investing activities
  Purchase of plant and equipment, less
  net book value of disposals                         (337)         (230)
                                                  ----------    ----------
Net cash used in investing activities                 (337)         (230)
                                                  ----------    ----------
Cash flows from financing activities
  Proceeds from (payments of) debt                    (854)          167
                                                  ----------    ----------
Net cash provided by (used in)
 financing activities                                 (854)          167
                                                  ----------    ----------

Cash
  Increase(decrease) during period                     698        (1,590)
  Beginning of period                                  536         2,410
                                                  ----------    ----------
  End of period                                    $ 1,234       $   820
                                                  ==========    ==========



See notes to condensed consolidated financial statements.









                                                                    Page 4 of 11
                                                                       FORM 10-Q

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


Note 4 - Industry Segments

The Company has four reportable segments: domestic toy, international toy, Ohio Art diversified products, and Strydel diversified products. The domestic toy segment manufactures and distributes toys through major retailers in the United States while the international toy segment manufactures and utilizes foreign toy companies and sales agents to distribute their products throughout the world. Ohio Art diversified products manufactures and sells custom lithographed products to consumer goods companies. The Strydel diversified products segment manufactures and sells plastic injection molded parts to other manufacturers, including Ohio Art.

The accounting policies of the reportable segments are the same as those

                                                                    Page 5 of 11
                                                                       FORM 10-Q

                      THE OHIO ART COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                (Amounts in thousands, except per share amounts)

Note 4 - Industry Segments (continued)

described in the summary of significant accounting policies.

Intersegment sales are recorded at cost, therefore, there is no intercompany profit or loss on intersegment sales or transfers.

The Company's reportable segments offer either different products in the case of the diversified products segments, or utilize different distribution channels in the case of the two toy segments.









                                                                    Page 6 of 11
                                                                       Form 10-Q

                      THE OHIO ART COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (amounts in thousands)

Note 4. - Industry Segments (continued)

Financial information relating to reportable segments is as follows:


                                        Domestic   International    Ohio Art       Strydel
                                           Toy          Toy        Diversified   Diversified     Total
                                       -------------------------------------------------------------------
Three months ended July 31, 2001
   Revenues from external customers     $ 3,446       $2,913         $3,161        $  834       $10,354
   Intersegment revenues                     29            0              0           141           170
   Segment income(loss)                     171          352            242           (79)          686
                                       ===================================================================

Three months ended July 31, 2000
   Revenues from external customers     $ 3,950       $3,342         $4,191        $  855       $12,338
   Intersegment revenues                     27            0              0           274           301
   Segment income(loss)                    (734)         158            290           (19)         (305)
                                      ====================================================================

Six months ended July 31, 2001
   Revenues from external customers     $ 7,622       $5,201         $5,980        $1,616       $20,419
   Intersegment revenues                     52            0              0           141           193
   Segment income(loss)                     366          527            137          (298)          732
                                       ===================================================================

Six months ended July 31, 2000
   Revenues from external customers     $ 8,115       $3,751         $7,718        $1,845       $21,429
   Intersegment revenues                     60            0              0           415           475
   Segment income(loss)                  (1,576)        (164)            82           (37)       (1,695)
                                      ====================================================================




                                                                    Page 7 of 11
                                                                       FORM 10-Q

                 THE OHIO ART COMPANY AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 5 - Debt (amounts in thousands)

The Company executed a loan and security agreement on April 7, 2000 that provides for borrowings up to $12,000 for three years under the terms of a revolving credit agreement. Borrowings are subject to availability, based on various percentages of eligible inventory and accounts receivable. In addition, the Company obtained term loans aggregating $3,279, with interest payable monthly at prime plus 1.25% (8.00% effective rate at July 31, 2001) and an unused line fee of 0.5% on the revolving credit agreement. The term loans require monthly payments of $45 plus interest in seventy-two consecutive payments commencing May 1, 2000. The loan and security agreement is collateralized by all real and personal property of the Company.

In addition, on April 7, 2000, the Company executed a $5,200 term loan to refinance its existing term loan. The new term loan is payable in monthly installments of $91 including interest at prime plus 2% (9.25% effective rate at July 31, 2001), increasing by 0.5% on each anniversary date through April 1, 2007. The loan is collateralized by all real and personal property of the Company.

The loan and security agreement and term loans contain certain financial covenants that require, among other things, minimum amounts of tangible net worth and limit dividend payments and purchases of property, plant and equipment. At July 31, 2001 the lender agreed to amend the agreement so that the Company would be in compliance with its tangible net worth covenant. Management is of the opinion that the Company will be able to meet this covenant requirement through the end of the second quarter of fiscal year 2003. Therefore, the Company's long-term debt obligations have been reclassified to non-current liabilities at July 31, 2001.


                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                             (amounts in thousands)

Results of operations

Net sales for the six months ended July 31, 2001 decreased approximately 5% to $20,419 from $21,429 for the comparable period of 2000 and decreased to $10,354 for the three months ended July 31, 2001 from $12,338 for the comparable period of 2000. Please refer to Note 4 to the condensed consolidated financial statements for a breakdown of sales by segment. For the six months ended July 31, 2001, declines in the domestic toy and the diversified products segments of approximately $500 and $2,000 respectively were offset in part by an increase in international toy shipments of approximately $1,500. Sales of the Betty Spaghetty(R) fashion doll increased by $1,400 during the period while decreases were recorded in all other categories. The sales decrease in the second quarter of approximately $2,000 is comprised of decreases in all segments as follows: domestic toy ($500), international toy ($400), and diversified products ($1,100).

                                                                    Page 8 of 11
                                                                       FORM 10-Q

                             (amounts in thousands)

The Company's business is seasonal, with approximately 55-65% of its sales being made in the last six months of the calendar year in recent years. Because of the seasonality of the Company's business, the dollar order backlog at the most recent period end, August 31, 2001, is not necessarily indicative of expectations of sales for the full year. Subject to industry practice and comments as detailed in the Company's report on Form 10-K for the year ended January 31, 2001, order backlog as of August 31, 2001 is approximately $13,900 versus $14,400 at the same date in 2000.

Other income for the six month period ending July 31, 2001 increased to $418 from $323 for the six month period ended July 31, 2000. For the three month period ending July 31, 2001, other income increased to $321 from $115 for the comparable period of 2000. The increases in both the six month and three month periods are primarily due to royalties paid by international partners and advances from licensees.

Gross profit margin (percentage) for the six months ended July 31, 2001 (28.2%) increased from the six months ended July 31, 2000 (20.7%). The increase is due primarily to reduced sales returns and allowances along with lower manufacturing expenses of approximately $1,100 and $1,800 respectively. The Company's cost reduction plan accounts for a significant part of the savings in manufacturing expenses. Gross profit margin (percentage) for the three months ended July 31, 2001 (30.6%) increased from the three months ended July 31, 2000 (24.3%). The increase is largely due to the same factors affecting the six month period.

Selling, administrative, and general expenses for the six months ended July 31, 2001 decreased to $5,028 from $5,583 for the comparable period of 2000 and decreased to $2,623 for the three months ended July 31, 2001 from $3,022 for the comparable period of 2000. The key areas affected for both periods were advertising expense, salaries and health insurance. Most of the savings occurred as a result of the Company's cost reduction plan.

Interest expense decreased to $424 for the six months ended July 31, 2001 from $879 for the comparable period of 2000 and decreased to $178 for the three months ended July 31, 2001 from $395 for the comparable period of 2000. The lower interest expense is due to a reduction in long-term debt of approximately $4,900 and to the lowering of the bank prime lending rate.

No income tax expense or benefit was recorded for the six month or three month periods ended July 31, 2001 based upon estimates of the full fiscal year effective tax rate after net operating loss carryforwards.

Liquidity and Capital Resources

Cash provided by operations for the six month period ended July 31, 2001 was approximately $1,900 versus cash used in operations of approximately $1,500 for the comparable period of 2000. Working capital increased by $46 during the six month period of 2001 compared to a decrease of $1,096 in the prior year.


                                                                    Page 9 of 11
                                                                       FORM 10-Q

                             (amounts in thousands)

Cash used in investing activities for the six month period ended July 31, 2001 was approximately $300 compared to a cash usage of $200 in the comparable 2000 period. The increase in capital expenditures in the six month period of 2001 is a result of improvements in the Company's liquidity situation.

Cash used in financing activities for the six month period ended July 31, 2001 was approximately $900 compared to cash provided in the comparable 2000 period of approximately $200. The cash used in the 2001 period is primarily attributable to reduced borrowings from the Company's revolving credit facility.

Effective April 7, 2000, the Company entered into a three year revolving credit agreement that provides for borrowings of up to $12,000 based on various percentages of eligible inventory and accounts receivable and six year term loans aggregating $3,279. Amounts currently available under the revolving credit agreements as of July 31, 2001 were $4,800. In addition, at that time the Company executed a $5,200 term loan to refinance its existing term loan. The revolving credit facility and term loans are collateralized by the assets of the Company.

The Company was in compliance with the minimum tangible net worth covenant included in its Loan and Security Agreement at July 31, 2001. However, the Company was not in compliance with this covenant at January 31, 2001. As a result, the long-term debt obligations were classified as a current liability in the January 31, 2001 balance sheet.

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

PART II - OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended July 31, 2001.

The information called for in Items 1, 2, 3, 4, and 5 are not applicable.










                                                                   Page 10 of 11
                                                                       FORM 10-Q

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


                                                 THE OHIO ART COMPANY
                                                ----------------------
                                                     (Registrant)




Date:     September 13, 2001                /s/ William C. Killgallon
                                            -------------------------
                                                William C. Killgallon
                                                Chairman of the Board




Date:     September 13, 2001                  /s/ M. L. Killgallon II
                                              -----------------------
                                                  M. L. Killgallon II
                                                      President




Date:     September 13, 2001                    /s/ Jerry D. Kneipp
                                                ----------------------
                                                    Jerry D. Kneipp
                                                Chief Financial Officer