Form 10-Q
period 2001-10-31
OHIO ART CO
filed 2001-12-11
CIK 73942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended October 31, 2001


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

                       Yes X       No

     At November 30, 2001 there were 886,784 shares outstanding of the Company's Common Stock at $1.00 par value.










                                                                    Page 1 of 11
                                                                       FORM 10-Q

PART I - FINANCIAL INFORMATION



                      THE OHIO ART COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands except per share amounts)
                                   (unaudited)


                                    Three Months Ended    Nine Months Ended
                                    ------------------    -----------------
                                     Oct 31    Oct 31      Oct 31    Oct 31
                                      2001      2000        2001      2000
                                    --------  --------    --------  --------
Net Sales                           $15,060   $14,638     $35,479   $36,068
Other Income                            486       240         904       562
                                    --------  --------    --------  --------
                                     15,546    14,878      36,383    36,630

Costs and Expenses:
  Cost of products sold              10,049    10,357      24,702    27,342
  Selling, administrative
    and general                       3,902     3,500       8,930     9,083
  Interest                              196       409         620     1,288
                                    --------  --------    --------  --------
                                     14,147    14,266      34,252    37,713
                                    --------  --------    --------  --------

Income (loss) before income taxes     1,399       612       2,131    (1,083)

Provision for income taxes                0         0           0         0
                                    --------  --------    --------  --------

Net income (loss)                   $ 1,399   $   612     $ 2,131   $(1,083)
                                    ========  ========    ========  ========

Net income(loss) per share(Note 3)  $  1.61   $   .71     $  2.45   $ (1.25)

Average shares outstanding              871       865         871       865
     (Note 3)


See notes to condensed consolidated financial statements.









                                                                    Page 2 of 11
                                                                       FORM 10-Q

                      THE OHIO ART COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands except share amounts)

                                                   October 31   January 31
                                                      2001         2001
                                                    --------     --------
                                                  (unaudited)
Assets
  Current assets:
    Cash                                            $ 1,089      $   536
    Accounts receivable less allowance for
      doubtful accounts
      (October - $347; January - $475)                9,487        5,966
    Inventories - Note 2
        Finished products                             3,397        3,804
        Products in process                             103          103
        Raw materials                                 1,371        1,716
                                                    --------     --------
                                                      4,871        5,623
    Prepaid expenses                                    395          296
                                                    --------     --------
  Total current assets                               15,842       12,421

  Property, plant and equipment, net                  8,120        8,985
  Other assets                                          987        1,538
                                                    --------     --------
  Total assets                                      $24,949      $22,944
                                                    ========     ========
  Liabilities and stockholders' equity
  Current liabilities
    Accounts payable                                $ 4,437      $ 3,959
    Other current liabilities                         2,633        2,257
    Long-term debt due within one year                1,550        9,554
                                                   --------     --------
  Total current liabilities                           8,620       15,770

  Long-term obligations, less current maturities      8,031          971

  Stockholders' equity
    Common stock, par value $1.00 per share:
    Authorized:  1,935,552 shares
    Outstanding:  886,784 shares for both
    periods (excluding treasury shares of
    72,976)                                             887          887
    Additional paid-in capital                          197          197
    Retained earnings                                 7,557        5,462
    Reduction for ESOP loan guarantee                  (343)        (343)
                                                    --------     --------
  Total stockholders' equity                          8,298        6,203
                                                    --------     --------
  Total liabilities and stockholders' equity        $24,949      $22,944
                                                    ========     ========
See notes to condensed consolidated financial statements.

                                                                    Page 3 of 11
                                                                       FORM 10-Q

                      THE OHIO ART COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (amounts in thousands)
                                   (unaudited)
                                                       Nine Months Ended
                                                       Oct 31     Oct 31
                                                        2001       2000
                                                      --------   --------
Cash flows from operating activities
  Net income (loss)                                   $ 2,131    $(1,083)
  Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
  Provision for depreciation and amortization           1,300      1,444
  Changes in assets and liabilities                    (1,111)    (1,936)
                                                      --------   --------
Net cash provided by (used in) operating
activities                                              2,320     (1,575)
                                                      --------   --------

Cash flows from investing activities
  Purchase of plant and equipment, less
  net book value of disposals                            (436)      (315)


Cash flows from financing activities
  Proceeds from (payments of) debt                     (1,331)       768
                                                      --------   --------

Cash
  Increase (decrease) during period                       553     (1,122)
  Beginning of period                                     536      2,410
                                                      --------   --------

End of period                                         $ 1,089    $ 1,288
                                                      ========   ========


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







































                                                                    Page 6 of 11
                                                                       Form 10-Q

                      THE OHIO ART COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (amounts in thousands)


Note 4 - Industry Segments (continued)

Financial information relating to reportable segments is as follows:


                                        Domestic   International    Ohio Art       Strydel
                                           Toy          Toy        Diversified   Diversified     Total
                                       -------------------------------------------------------------------
Three months ended October 31, 2001
  Revenues from external customers      $ 7,647       $3,324        $ 2,925        $1,164       $15,060
  Intersegment revenues                      18            0              0            81            99
  Segment income(loss)                      924          414             69            (8)        1,399
                                       ===================================================================

Three months ended October 31, 2000
  Revenues from external customers      $ 7,750       $2,311        $ 3,706        $  871       $14,638
  Intersegment revenues                      27            0              0           515           542
  Segment income(loss)                      191          146            222            53           612
                                      ====================================================================

Nine months ended October 31, 2001
  Revenues from external customers      $15,268       $8,526        $ 8,905        $2,780       $35,479
  Intersegment revenues                      71            0              0           222           293
  Segment income(loss)                    1,290          941            206          (306)        2,131
                                       ===================================================================

Nine months ended October 31, 2000
  Revenues from external customers      $15,865       $6,063        $11,424        $2,716       $36,068
  Intersegment revenues                      87            0              0           930         1,017
  Segment income(loss)                   (1,385)         (18)           304            16        (1,083)
                                      ====================================================================


                                                                    Page 7 of 11
                                                                       FORM 10-Q

                   THE OHIO ART COMPANY AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


Note 5 - Debt (amounts in thousands)

The Company executed a loan and security agreement on April 7, 2000 that provides for borrowings up to $12,000 for three years under the terms of a revolving credit agreement. Borrowings are subject to availability, based on various percentages of eligible inventory and accounts receivable. In addition, the Company obtained term loans aggregating $3,279, with interest payable monthly at prime plus 1.25% (6.75% effective rate at October 31, 2001) and an unused line fee of 0.5% on the revolving credit agreement. The term loans require monthly payments of $45 plus interest in seventy-two consecutive payments commencing May 1, 2000. The loan and security agreement is collateralized by all real and personal property of the Company.

In addition, on April 7, 2000, the Company executed a $5,200 term loan to refinance its existing term loan. The new term loan is payable in monthly installments of $91 including interest at prime plus 2%, increasing by 0.5% on each anniversary date through April 1, 2007 (8.00% effective rate at October 31, 2001). The loan is collateralized by all real and personal property of the Company.

The loan and security agreement and term loans contain certain financial covenants that require, among other things, minimum amounts of tangible net worth and limit dividend payments and purchases of property, plant and equipment. At July 31, 2001 the lender agreed to amend the agreement so that the Company would be in compliance with its tangible net worth covenant. Management is of the opinion that the Company will be able to meet this covenant requirement at each measurement date through October 31, 2002. Therefore, the Company's long-term debt obligations have been classified to non-current liabilities at October 31, 2001.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             (amounts in thousands)


Results of operations

Net sales decreased approximately 2% to $35,479 for the nine months ended October 31, 2001 from $36,068 for the comparable period of 2000. For the three-month period, net sales increased approximately 3% to $15,060 for the quarter ended October 31, 2001 from $14,638 for the comparable period of 2000. Please refer to Note 4 to the condensed consolidated financial statements for a breakdown of sales by segment. For the nine months ended October 31, 2001, the domestic toy segment accounted for approximately $600 of the sales decrease and the diversified products segments accounted for approximately $2,500. These decreases were mostly offset by an increase of approximately $2,500 in the international segment. Sales of the Betty Spaghetty(R) fashion doll and Etch A Sketch(R) products increased by $2,400 and $600 respectively during the period while decreases were recorded in all other toy categories. The decline in diversified products shipments was mainly due to the current

                                                                    Page 8 of 11
                                                                       Form 10-Q

                                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                                               (amounts in thousands)

economic environment and management's decision to turn away unprofitable business. The sales increase in the third quarter of approximately $400 is comprised of an increase of $1,000 in international shipments partially offset by decreases in domestic toy and diversified product shipments of approximately $100 and $500 respectively.

The Company's business is seasonal, with approximately 55-65% of its sales being made in the last six months of the calendar year in recent years. Because of the seasonality of the Company's business, the dollar order backlog at the most recent period end, November 30, 2001, is not necessarily indicative of expectations of sales for the full year. Subject to industry practice and comments as detailed in the Company's report on form 10-K for the year ended January 31, 2001, order backlog as of November 30 is approximately $6,487 versus $7,444 at the same date in 2000.

Other income for the nine-month period ending October 31, 2001 increased to $834 from $524 for the comparable period of 2000. For the three-month period ending October 31, 2001, other income increased to $471 from $200 for the comparable period of 2000. The increases in both the nine-month and three-month periods are primarily due to royalties paid by international partners and advances from licensees.

Gross profit margin (percentage) for the nine-month period ending October 31, 2001 (30.3%) increased from the nine-months ended October 31, 2000 (24.2%). The increase is due primarily to reduced sales returns and allowances along with lower manufacturing expenses of approximately $1,700 and $2,400 respectively. The Company's cost reduction plan accounts for a significant part of the savings in manufacturing expenses. Gross profit margin (percentage) for the three-month period ending October 31, 2001 (33.2%) increased from the three months ended October 31, 2000 (29.2%). The increase is largely due to the same factors affecting the nine-month period.

Selling, administrative, and general expenses for the nine months ended October 31, 2001 decreased to $8,930 from $9,083 for the comparable period of 2000 and increased to $3,902 for the three months ended October 31, 2000 from $3,500 for the comparable period of 2000. The key areas affected for both periods were advertising expense, salary expense, health insurance, and bonus expense.

Interest expense decreased to $620 for the nine months ended October 31, 2001 from $1,288 for the comparable period of 2000 and decreased to $196 for the three months ended October 31, 2001 from $409 for the comparable period of 2000. The lower interest expense is due to a reduction in long-term debt of approximately $5,100 and to the lowering of the bank prime lending rate.

No income tax expense or benefit was recorded for the nine-month or three-month periods ended October 31, 2001 based upon estimates of the full fiscal year effective tax rate after net operating loss carryforwards.




                                                                    Page 9 of 11
                                                                       Form 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             (amounts in thousands)


Liquidity and Capital Resources

Cash provided by operations for the nine-month period ended October 31, 2001 was approximately $2,400 versus cash used in operations of approximately $1,600 for the comparable period of 2000. Working capital decreased by $1,500 during the nine-month period of 2001 compared to a decrease of $1,200 in the prior year.

Cash used in investing activities for the nine-month period ended October 31, 2001 was approximately $400 compared to a cash usage of $300 in the comparable period of 2000. The increase in capital expenditures in the nine-month period of 2001 was permitted by improvements in the Company's liquidity situation.

Cash used in Financing activities for the nine-month period ended October 31, 2001 was approximately $1,400 compared to cash provided in the comparable period of 2000 of approximately $800. The cash used in the 2001 period is primarily attributable to reduced borrowings from the Company's revolving credit facility.

Effective April 7, 2000, the Company entered into a three-year revolving credit agreement that provides for borrowings of up to $12,000 based on various percentages of eligible inventory and accounts receivable and six-year term loans aggregating $3,279. Amounts currently available under the revolving credit agreements as of October 31, 2001 were $5,700. In addition, at that time the Company executed a $5,200 term loan to refinance its existing term loan. The revolving credit facility and term loans are collateralized by the assets of the Company.

The Company was in compliance with the minimum tangible net worth covenant included in its Loan and Security Agreement at October 31, 2001. However, the Company was not in compliance with this covenant at January 31, 2001. As a result, the long-term debt obligations were classified as a current liability in the January 31, 2001 balance sheet.

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


PART II - OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended October 31, 2001.


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



                                                    THE OHIO ART COMPANY
                                                    --------------------
                                                        (Registrant)



Date:     December 11, 2001                    /s/ William C. Killgallon
                                               -------------------------
                                                   William C. Killgallon
                                                   Chairman of the Board



Date:     December 11, 2001                      /s/ M. L. Killgallon II
                                                 -----------------------
                                                     M. L. Killgallon II
                                                         President



Date:     December 11, 2001                        /s/ Jerry D. Kneipp
                                                   ----------------------
                                                       Jerry D. Kneipp
                                                   Chief Financial Officer