Form 10-K
period 2002-01-31
OHIO ART CO
filed 2002-04-30
CIK 73942

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended January 31, 2002

Commission file number 0-4479.


                              THE OHIO ART COMPANY
--------------------------------------------------------------------------------

             (Exact name of Registrant as specified in its charter)

           Ohio                                      34-4319140
-----------------------------------            ---------------------------------
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                    Identification No.)

      P.O. Box 111, Bryan, Ohio                            43506
----------------------------------------      ----------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: 419-636-3141

Securities registered pursuant to Section 12(b) of the Act:

           Title of each class                  Name of each exchange on which
           Common Stock, $1 Par Value                   registered
                                                   American Stock Exchange
-------------------------------------      -------------------------------------

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

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of April 26, 2002 was approximately $8,567,000 (based upon the closing price on The American Stock Exchange). The number of shares outstanding of the issuer's Common Stock as of April 26, 2002 was 886,784. It is estimated that 43% of that stock is held by non-affiliates. (Excludes shares beneficially owned by officers and directors and their immediate families).


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

                                     PART I

Item 1.  Business

     The Ohio Art Company and its subsidiaries (the "Company") is principally engaged in two lines of business: (a) the manufacture and distribution of toys (both domestically and internationally) and (b) the manufacture and sale of custom metal lithography (Ohio Art Diversified) and molded plastic products (Strydel Diversified) to other manufacturers and consumer goods companies. (See
Note 7 of Notes to Consolidated Financial Statements included herein for the year ended January 31, 2002.)

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

                                                          Year Ended
                                           -------------------------------------
   CLASS                                     1/31/02       1/31/01      1/31/00
   -----                                     -------       -------      -------

   Writing and Drawing Toys                    27%           26%          24%
   Activity Toys                                5%            9%          12%
   Small Dolls                                 37%           28%          33%
   Diversified Products                        31%           37%          31%

     The toy industry is highly competitive, and among the Company's competitors are a number of substantially larger firms having greater financial resources and doing a substantially greater volume of business. Published statistics for the year 2001 indicate the Company accounted for less than one percent (1%) of the total toy sales in the United States. Competition in the Company's business is believed to be based on novelty of product, customer appeal, merchandising of character licenses, ability to deliver products on a timely basis, price, and reputation for quality.

     Diversified Products segments are primarily products manufactured to customers' specifications. The Company believes that the principal competitive factors in this business are price and demonstrated ability to deliver quality products on a timely basis.

     The Company's toy business is seasonal and historically approximately 50% to 60% of its sales have been made in the last six months of the fiscal year. Second half shipments in the last two fiscal years amounted to 55% and 53% of annual sales respectively. Results for the first six months of fiscal year 2002 were affected by general business contractions in key customer segments of the Company's non-toy business that along with reduced spring water toy shipments, more than offset a small volume increase in the Company's major toy categories. International shipments of the Betty Spaghetty(R) fashion doll rose significantly from the comparable six month period in fiscal year 2001. Historically the second half is particularly strong as the primary selling season is prior to the Christmas holiday. The Company's customers in recent years have ordered later in the year in an effort to control inventories. The Diversified Products segments do not have any established seasonal pattern.

     For additional information regarding the Company's various segments, see Footnote 7 to the Consolidated Financial Statements.

     The Company's order backlog at the end of any fiscal year is not a meaningful predictor of financial results of the preceding or succeeding year. Historically, new toy products have been introduced at the annual industry trade fair in February in New York and at foreign trade fairs, which generally occur within a thirty-day period prior to the U.S. trade fair. In recent years there has been a trend to earlier introduction of new items to major customers. Major customers normally place tentative orders during the first and second calendar quarters which indicate the items they will be buying for the coming season and an indication of quantity. These orders are usually "booking" orders which have no designated shipment date. Customers confirm specific shipment dates during the year to meet their requirements. Industry practice is that these orders are cancelable until shipped at no cost to the customer. As the Company's product mix has a high percentage of promotional type products, the dollar amount of orders in the order backlog which have been canceled in the third and fourth quarters has been unpredictable. It is therefore difficult to state the level of firm order backlog.

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

                   2002 - approximately  $6,200,000
                   2001 - approximately  $7,900,000

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

     The Company imports a variety of plastic and miscellaneous parts as well as finished products from China and steel from Japan for its lithography business. In the fiscal years ended January 31, 2002 and 2001, these imports accounted for approximately 30% and 31%, respectively, of the total cost of goods sold. Tariffs, internal affairs of foreign countries, and other restraints on international trade have not materially affected the Company to date but, no assurance can be given that these conditions will continue. The Company has utilized forward exchange contracts to cover requirements for major purchase commitments based on foreign currencies. However, the use of foreign exchange contracts has not been necessary in the past nine years.

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

     The Company has an established program for licensing others to manufacture and/or distribute its products outside the United States. Matching its success in fiscal 2001, international sales experienced double-digit increases in fiscal 2002 on sales in Europe based on the continued strength of the Betty Spaghetty(R) fashion doll.

     Because of the seasonal nature of the Company's business, the number of full-time employees at January 31, 2002, 2001, and 2000 is not as indicative of activity as the average number of employees during the year. The average number of employees has been: 2002 - 204, 2001 - 304, 2000 - 309.

     The Company maintains its own design and development staff and, in addition, utilizes contractual arrangements with outside development groups. Approximately $346,000, $328,000, and $514,000 for the years ended January 31, 2002, 2001, and 2000, respectively, was spent on such activities. Outside development expenses for 2002, 2001, and 2000 were approximately $26,000, $13,000, and $70,000 respectively.

     Customers of the toy segment include a number of large retailers. A number of major toy retailers have, in recent years, experienced financial difficulties resulting in either bankruptcy, restructuring, or slow payment. The loss of any of these customers could have a material adverse effect on this segment of the Company's business. The Company's consolidated revenues for the fiscal year ended January 31, 2002 to major toy retailers approximated $6,300,000 ($6,700,000 and $7,700,000 for the years ended January 31, 2001 and January 31, 2000, respectively) to Wal-Mart and $3,000,000 to Target for the year ended January 31, 2002 (and to Toys R Us of $4,500,000 and $6,400,000 for the years ended January 31, 2001 and January 31, 2000, respectively).

     Sales of the Company's Diversified Products segments are concentrated in a limited number of accounts. Sales to the five largest customers account for approximately 77% and 70% in fiscal 2002 and 2001, respectively, of the total sales of these segments. The loss of any of these customers could have a material adverse effect on the Diversified Products segments of the Company's business.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters

COMMON STOCK - MARKET, EARNINGS, AND DIVIDEND INFORMATION
     The principal market for the Common Stock of The Ohio Art Company is the American Stock Exchange under Ticker Symbol OAR. The approximate number of record holders of the Company's Common Stock at January 31, 2002 was 781. The high and low sales prices of the stock on that Exchange, as reported by the Exchange, and earnings (loss) and dividends per share paid on the stock in 2002 and 2001 by quarter, were as follows:

                                      Fiscal Year Ended January 31, 2002
                                      ----------------------------------
                              Sales Prices              Income         Dividend
                        High             Low            (Loss)         Declared
                        ----             ---            ------         --------
Feb - Apr              $ 5.00          $ 2.80           $ .05            $.00
May - Jul               17.00            4.90             .79             .00
Aug - Oct               14.45            8.70            1.61             .04
Nov - Jan               30.50           11.90            1.15             .04
                                      Fiscal Year Ended January 31, 2001
                                      ----------------------------------
                              Sales Prices             Income          Dividend
                         High            Low           (Loss)          Declared
                         ----            ---           ------          --------
Feb - Apr              $18.00          $11.25          $(1.61)           $.00
May - Jul               16.38            5.88            (.35)            .00
Aug - Oct               10.25            5.13             .71             .00
Nov - Jan                6.50            2.00            (.34)            .00

Given the financial condition of the Company, the Board of Directors suspended dividend payments effective April 16, 1999. Dividend payments were reinstated on December 4, 2001.

Item 6.  Selected Financial Data


            FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA YEARS ENDED
          JANUARY 31, 2002, 2001, 2000 AND 1999, AND DECEMBER 31, 1997
                   Amounts in thousands, except per share data

                                                        JANUARY 31                      DECEMBER
                                                                                           31
                                  -------------------------------------------------------------------
                                      2002          2001         2000       1999          1997
                                      ----          ----         ----       ----          ----

Net Sales and Other Income          $46,872       $46,674      $54,777     $47,149      $37,081
Net Income (Loss)                     3,136        (1,380)         356      (1,722)      (5,144)
Net Income (Loss) per Share
of Common Stock (a)                    3.60         (1.59)         .41       (1.98)       (5.68)
Dividends Declared per
Share of Common Stock                   .08           .00          .00         .16          .20
Dividends Paid per Share of
Common Stock(b) (e)                     .04           .00          .04         .16          .20
Book Value per Share of
Common Stock (c)                      10.18          6.99         8.53        8.70         9.71
Average Number of Shares
Outstanding                         870,787       865,516      865,046     869,307      904,903
Stockholders of Record (d)              781           908          803         691          621
Working Capital (Deficit)           $ 4,870       $(3,349)     $ 9,694     $(6,204)     $ 8,207
Property, Plant and
Equipment (net)                       7,804         8,985       10,258      11,478       12,241
Total Assets                         22,301        22,944       28,361      33,220       31,731
Long-Term Obligations                 5,108           971       13,798         777       15,073
Stockholders Equity                   9,030         6,203        7,563       7,716        8,668
Average Number of
Employees                               204           304          309         323          303

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

(d) Includes Employee Stock Ownership Plan participants who were 100% vested at year-end.




(e) The Company is subject to dividend restrictions under its line of credit agreement. The most significant restrictions are: an aggregate amount declared in each quarter not to exceed $36,000, aggregate net borrowing availability in excess of $1,000,000, no event of default existing at the time a dividend is declared, and various restrictions on transactions with related parties.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operations

The following table sets forth for the periods indicated selected earnings and expense items, the percentage relationship to net sales, and the percentage increase or decrease of such items as compared to the corresponding period:


                                                     JAN 31          JAN 31          JAN 31         JAN 31          JAN 31
                                                      2002            2001            2000           2002            2001
                                                      ----            ----            ----           ----            ----
                                                         (Dollars in thousands)                    % Increase (Decrease)

Net Sales                                           $45,544         $45,947         $52,539            (.9)%         (12.6)%
Gross Margin                                         13,625          11,436          13,035           19.1%          (12.3)%
Percent of Net Sales                                   29.9%           24.9%           24.8%

Selling, Administrative and General                 $11,744         $11,804         $12,344            (.5)%         ( 4.4)%
Percent of Net Sales                                   25.8%           25.7%           23.5%

Income from Operations before
  Interest Expense                                   $3,209           $ 358          $2,929          796.4%          (87.8)%
Percent of Net Sales                                    7.0%             .8%            5.6%

Interest Expense                                      $ 766          $1,739          $2,240          (56.0)%         (22.4)%
Percent of Net Sales                                    1.7%            3.8%           4.3%

Income Tax Expense (Benefit)                          $(693)             $0            $333            N/A          (100.0)%
Percent of Net Sales                                   (1.5)%             0%            .6%

Net Income (Loss)                                    $3,136         $(1,380)           $356          327.2%         (487.6)%
Percent of Net Sales                                    6.9%           (3.0)%          .7%


The Company's net sales for the year ended January 31, 2002 decreased less than 1% from the prior year. This decrease was more than offset by increases in royalty and other income resulting in a slight increase in total revenue for the fiscal year. Sales of the Etch A Sketch(R) drawing toys were up 10% as domestic shipments continued to grow. Betty Spaghetty(R) fashion doll shipments rose 25%, primarily due to strong performances by our overseas partners. Those efforts more than offset the continued soft demand for the Betty Spaghetty(R) fashion doll in the domestic market, which was affected by limited in-store promotional and national advertising campaigns. Overall, international toy sales increased 56% on the strength of the retail movement of Betty Spaghetty(R) fashion dolls in European and Australian markets. Ohio Art Diversified sales were down 23% from the previous year due to weak demand from our key customer base, as well as from discontinuing sales to customers whose business did not meet profit objectives. Strydel Diversified sales were up 9% from the prior year as the segment reversed the previous year's sales declines.

Net sales for the year ended January 31, 2001 decreased 13% from the prior year due to significant decreases in Domestic Toy and in Diversified Products segments. Sales of the Etch A Sketch(R) drawing toys were up over 20%, but this gain was more than offset by reduced shipments of the Betty Spaghetty(R) fashion doll. International Toy sales rose over 26% on the strength of the retail movement of Betty Spaghetty(R) fashion dolls in key market areas. Ohio Art Diversified sales were down 9% from the previous year because of reduced demand for lithographed metal sheets to the photographic industry and due to a reduction in shipments to a major customer experiencing financial difficulties. Strydel Diversified sales fell 10% from the prior year due to decreasing sales to the automotive industry.

Aggregate toy segment export sales from the United States, foreign royalty income, and direct shipments from foreign manufacturers to foreign customers included in consolidated revenues amounted to approximately $11,458,000, $7,170,000, and $5,850,000 in fiscal years 2002, 2001, and 2000, respectively, of which approximately $9,611,000, $4,700,000, and $4,200,000 in fiscal years 2002, 2001, and 2000, respectively, were to customers in the European community.

The Company's gross margin percentage in 2002 (29.9%) improved considerably from the previous year (24.9%). All segments reported higher gross margins except Strydel Diversified. Toy segment margins rose 5.4% due to reduced sales deduction expenses related to domestic shipments and to overhead savings resulting from the Company's cost reduction program. Ohio Art Diversified reported a smaller margin improvement (2.5%), as sales declines partially offset the savings from lower sales deduction expenses and reduced overhead costs. Strydel Diversified margins fell 10.6%, largely due to the loss of intercompany production, which had absorbed some of the fixed overhead costs in previous years.

The gross margin percentage in 2001 (24.9%) was up slightly from the level of the prior year (24.8%). Unabsorbed labor and overhead expenses decreased approximately $800,000, but this gain was offset by a lower gross margin for Ohio Art Diversified (20.0%) in comparison to the previous year (22.2%). Gross margins increased for all other segments.

Selling, administrative, and general expenses in 2002 were reduced by approximately $60,000 from the preceding year. Advertising expense declined approximately $500,000, as expenditures were limited to a percentage of sales. Royalty expense increased approximately $100,000 due to higher sales of the Betty Spaghetty(R) fashion doll, but this was largely offset by lower domestic commission expense. The Company accrued approximately $800,000 for bonuses to be paid to office employees in fiscal year 2003.

Selling, administrative, and general expenses decreased by approximately $500,000 in 2001 from 2000 levels. Reduced advertising expenditures and salary expense accounted for nearly all of the decrease. In addition, royalty, commission and travel expenses fell in direct proportion to the decline in sales volume. The latter expenses were largely offset by increases in health insurance costs absorbed by the Company.
Interest expense decreased significantly in 2002 from 2001. The Company's loans, which are based on the prime bank lending rate, were favorably affected by declines in this rate during the year. In addition, the Company repaid approximately $4,200,000 of the long-term debt in 2002.

Interest expense decreased approximately $500,000 in 2001 from 2000 as the Company entered into new term loan and revolving credit agreements at more favorable interest rates. The Company repaid approximately $4,100,000 of the long-term debt in 2001, nearly all of it in the fourth quarter.

The 2002 income before income taxes of $2,443,000 resulted from a combination of factors, including significantly lower sales deduction, production-related overhead, advertising, and interest expenses, along with an increase in royalty income.

The 2001 pre-tax loss of $1,380,000 resulted from significantly lower sales volume primarily due to soft demand for the Betty Spaghetty(R) fashion doll and reduced demand for metal lithography and plastic injection molded parts as previously explained.

During fiscal year 2000, the Company realized a gain of $978,000 on the sale of marketable equity securities. The gain, after taxes of $333,000, amounted to $645,000. The Company sold all of its marketable equity securities in this transaction and considers the gain to be a one-time event.

Note 1 of Notes to Consolidated Financial Statements presents a summary of significant accounting policies. A discussion of the change from last in-first out (LIFO) method inventory valuation to the first in-first out (FIFO) method is described under the heading "Change in Accounting Principle".

Note 3 of Notes to Consolidated Financial Statements presents the components of the income tax provision (benefits) for 2002, 2001, and 2000, and the reconciliation of taxes at the statutory rate to the Company's income tax expense. Also included in Note 3 is a discussion of the Company's valuation allowance.

Liquidity And Sources Of Capital

Because of the seasonal nature of the toy business, the Company normally requires a substantial build-up in working capital from the beginning of the year to a seasonal peak during the third quarter. Extended payment terms are in general use in the toy industry to encourage earlier shipments of merchandise required for selling during the Christmas season. As a result, the Company's working capital requirements typically increase with seasonal shipments as collection of a substantial portion of accounts receivable is deferred until the fourth quarter. This increased working capital requirement has been financed in recent years by borrowings under a revolving line of credit.

The Company has made a concerted effort to improve cash flows from operating activities in recent years. Net cash generated from operating activities amounted to approximately $6,400,000, $2,200,000, and $5,600,000 in fiscal years 2002, 2001 and 2000 respectively. Most of the improvement in these years has been derived from reductions in inventory and accounts receivable.

Cash used in investing activities for fiscal year 2002 was approximately $526,000 compared to $495,000 in fiscal year 2001. Purchases of property, plant and equipment in each of these years amounted to approximately $509,000, $623,000, and $798,000 in fiscal years 2002, 2001 and 2000 respectively. These amounts are approximately $1,200,000 less than the provision for depreciation and amortization in each year. In fiscal year 2000, cash proceeds from the sale of marketable equity securities provided approximately $1,332,000.

Cash used in financing activities for fiscal years 2002, 2001, and 2000 amounted to approximately $4,200,000, $3,500,000, and $4,200,000 respectively. Funds provided by other activities were primarily used to reduce the Company's long-term and short-term debt.

Effective April 7, 2000, the Company entered into a three-year revolving credit agreement that provides for borrowings of up to $12,000,000 based on various percentages of eligible inventory and accounts receivable and six-year term loans aggregating $3,279,000. In addition, at that time the Company also executed a $5,200,000 term loan to refinance its existing term loan. Amounts available under the revolving credit agreement as of January 31, 2002 were $6,073,000. The revolving credit facility and term loans are collateralized by the assets of the Company. The outstanding loan balances at January 31, 2002 were $0 on the revolving credit agreement, approximately $5,084,000 on the term loans, and $303,000 in borrowings on the Company's ESOP.

The outstanding loan balances at January 31, 2001 were approximately $1,926,000 on the Revolving Credit Agreement, approximately $7,285,000 on the term loans, and $343,000 in borrowings on the Company's ESOP.

The Company was not in compliance with the minimum tangible net worth covenant included in its Loan and Security Agreement at January 31, 2001. This event of default was subsequently waived by the lender unconditionally. However, it appeared probable that the Company would not be able to meet this covenant requirement at the end of the first quarter of fiscal year 2002 and, as a result, the debt was classified as a current liability in the January 31, 2001 Balance Sheet.

During the second quarter of fiscal 2002, the Company came into compliance with the financial covenant, and as a result the noncurrent portion of the Company's debt has been classified in the January 31, 2002 balance sheet as such.

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

The Company received an EPA violation letter in May 1999. The Company is engaged in ongoing negotiations to reach a settlement with the EPA and does not know the outcome of these negotiations as yet. The Company believes that the settlement will not have a material adverse effect on its operations.

The Company is committed to a long-term environmental protection program that reduces emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental or OSHA concerns.

Impact Of Inflation And Changing Prices

The Company's current labor contracts and management compensation policies have lessened the impact that wage inflation has on operations because compensation above base wages has been based on overall Company performance. Although the Company continued to be affected by increased costs of materials and services during fiscal 2002, the magnitude of these increases, other than costs of natural gas and employee health care, over the past several years has not been significant in most areas of the business.

While gas rates have stabilized in fiscal 2002, average gas rates during fiscal 2001 were approximately 50% higher than the preceding year. This increase most directly affected the lithography business, which utilizes gas-powered ovens; however, the impact to overall lithography product cost was less than 5%. The Company converted from a self-funded health insurance program to a premium based insurance plan in fiscal 2002 to reduce its risk exposure related to catastrophic claims. While successful in reducing risk, the Company's overall claims experience has continued to rise along with the general increase in the cost of health-related services. Insurance premiums for fiscal 2003 are expected to be 30% higher than in fiscal 2002.

In recent years a higher percentage of component parts used in the Company's products have been purchased from sources outside of the United States. Changes in product mix in 2002, 2001, and 2000 resulted in only a small portion of these purchases being committed in foreign currencies and therefore only minor exposure to exchange risk.

Some of the primary raw materials used in the manufacture of the Company's products are petrochemical derivative plastics. Costs of these raw materials are closely tied to the price of oil. Costs rose substantially in fiscal 2001, but were relatively constant throughout fiscal 2002. During a period of rapidly rising costs the Company is not able to fully recover cost increases through price increases due to competitive conditions and trade practices.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

The Company's earnings and cash flow are not directly affected by foreign currency exchange since nearly all purchases and sales are made in U.S. currency. However, the Company could be affected indirectly, either positively or negatively, since the majority of its toy products are manufactured by unrelated vendors overseas and the price of the products is influenced by the foreign exchange rate.

The Company's interest expense is sensitive to the level of the U.S. prime rate as described in Note 2 to the Consolidated Financial Statements. The Company is not a party to any material derivative financial instruments.

Item 8.  Financial Statements and Supplementary Data

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
The Ohio Art Company
Bryan, Ohio

We have audited the 2002 and 2001 consolidated financial statements and financial statement schedule of The Ohio Art Company and Subsidiaries, listed in
Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements of The Ohio Art Company and Subsidiaries for the year ended January 31, 2000, prior to the restatement described in Note 1 were audited by other auditors whose report dated March 10, 2000, except for note 2 as to which the date was April 7, 2000, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2002 and 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Ohio Art Company and Subsidiaries as of January 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also audited the adjustments described in Note 1 that were applied to restate the financial statements as of January 31, 2000 and for the year ended January 31, 2000. In our opinion, such adjustments are appropriate and have been properly applied.

                                               Crowe, Chizek & Company LLP

Fort Wayne, Indiana
March 7, 2002

                         Report of Independent Auditors

Board of Directors and Shareholders
The Ohio Art Company

We have audited, before the restatement for the accounting change described in
Note 1, the accompanying consolidated statements of operations, shareholders' equity and cash flows for the year ended January 31, 2000. Our audit also included the financial statement schedule for the year ended January 31, 2000 listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of The Ohio Art Company and subsidiaries for any period subsequent to January 31, 2000.

In our opinion, the consolidated financial statements referred to above, before the restatement for the accounting change described in Note 1, present fairly, in all material respects, the consolidated results of operations and cash flows of The Ohio Art Company and subsidiaries for the year ended January 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended January 31, 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          /s/ERNST & YOUNG LLP

Toledo, Ohio
March 10, 2000, except for
   Note 2, as to which the date
   is April 7, 2000



                        CONSOLIDATED FINANCIAL STATEMENTS
                      The Ohio Art Company and Subsidiaries
                           Consolidated Balance Sheets

                                                                                      January 31
                                                                             2002                2001
                                                                      ----------------------------------------
Assets
Current assets:
   Cash                                                                 $      2,199,133   $        535,552
   Accounts receivable, less allowances of $435,500
     in 2002 and $475,289 in 2001                                              4,988,226          5,966,155
   Inventories:
     Finished products                                                         3,246,303          3,804,732
     In process                                                                  125,970            102,609
     Materials and purchased parts                                             1,570,342          1,715,670
                                                                      ----------------------------------------
     Inventories at first in, first out (FIFO) method                          4,942,615          5,623,011
   Deferred income taxes                                                         823,144                  -
   Prepaid expenses                                                              380,051            295,991
                                                                      ----------------------------------------
Total current assets                                                          13,333,169         12,420,709

Other assets:
   Cash value of life insurance, less policy loans of $185,271 in
     2002 and 2001                                                                66,432             36,607
   Restricted cash                                                               100,000            100,000
   Deposits and advances                                                         611,690            602,839
   Prepaid pension asset                                                         635,405            798,773
                                                                      ----------------------------------------
                                                                               1,413,527          1,538,219

Property, plant and equipment:
   Land                                                                          164,626            164,626
   Land improvements                                                             153,494            153,494
   Leasehold improvements                                                        132,920            132,920
   Buildings and building equipment                                            7,853,847          7,774,879
   Machinery and equipment                                                    30,419,317         30,075,562
                                                                      ----------------------------------------
                                                                              38,724,204         38,301,481
   Less allowances for depreciation and amortization                          30,920,143         29,316,342
                                                                      ----------------------------------------
                                                                               7,804,061          8,985,139
                                                                      ----------------------------------------
Total assets                                                            $     22,550,757   $     22,944,067

                                                                      ========================================





See accompanying notes to financial statements.




                      The Ohio Art Company and Subsidiaries
                     Consolidated Balance Sheets (Continued)

                                                                                       January 31
                                                                              2002               2001
                                                                      ----------------------------------------
Liabilities
Current liabilities:
   Accounts payable                                                     $      3,220,905    $      3,959,370
   Employees' compensation and amounts withheld therefrom                      1,584,113             348,493
   Taxes, other than income taxes                                                511,209             239,503
   Other liabilities                                                           1,166,464           1,668,348
   Dividend payable                                                               35,471
   Long-term debt due or callable within one year                              1,550,000           9,554,420
                                                                      ----------------------------------------
Total current liabilities                                                      8,068,162          15,770,134

Long-term debt, less amounts due or callable within one year                   3,836,727                   -
Deferred income taxes                                                            250,112                   -
Accrued pension                                                                1,035,040             749,578
Other                                                                            236,146             221,520
                                                                      ----------------------------------------
Total liabilities                                                             13,426,187          16,741,232

Stockholders' equity:
   Common Stock, par value $1.00 per share:
     Authorized - 1,935,552 shares
     Outstanding - 886,784 shares (excluding 72,976
       treasury shares)                                                          886,784             886,784
   Additional paid-in capital                                                    196,898             196,898
   Accumulated other comprehensive loss, net of tax                             (182,930)                  -
   Retained earnings                                                           8,526,818           5,462,153
   Reduction for ESOP loan guarantee                                            (303,000)           (343,000)
                                                                      ----------------------------------------
Total stockholders' equity                                                     9,124,570           6,202,835
                                                                      ----------------------------------------
Total liabilities and stockholders' equity                              $     22,550,757    $     22,944,067

                                                                      ========================================

See accompanying notes to financial statements.





                      The Ohio Art Company and Subsidiaries

                      Consolidated Statements of Operations


                                                                        Year Ended January 31,
                                                               2002               2001                2000
                                                       ------------------------------------------------------------

Net sales                                                 $    45,544,270     $    45,946,832    $    52,538,669
Royalty income                                                  1,229,335             612,925            908,341
Other income                                                       98,673             114,034          1,330,118
                                                       ------------------------------------------------------------
                                                               46,872,278          46,673,791         54,777,128
Costs and expenses:
   Cost of products sold                                       31,919,510          34,511,292         39,503,555
   Selling, general and administrative                         11,743,882          11,804,345         12,344,158
   Interest                                                       766,116           1,738,642          2,240,276
                                                       ------------------------------------------------------------
                                                               44,429,508          48,054,279         54,087,989
                                                       ------------------------------------------------------------
Income (loss) before income taxes                               2,442,770          (1,380,488)           689,139

Provision for (benefit from) income taxes                        (692,838)                  -            333,000
                                                       ------------------------------------------------------------
Net income (loss)                                         $     3,135,608     $    (1,380,488)   $       356,139
                                                       ============================================================

Net income (loss) per share                               $         3.60      $        (1.59)    $       .41
                                                       ============================================================

Average number of shares outstanding                              870,787             865,516            865,046
                                                       ============================================================



See accompanying notes to financial statements.



                      The Ohio Art Company and Subsidiaries
                 Consolidated Statements of Stockholders' Equity


                                                                Additional              Accumulated Other  Guaranteed
                                                      Common     Paid-In     Retained    Comprehensive        ESOP
                                                      Stock      Capital     Earnings    Income (Loss)     Obligation       Totals
                                                     -------------------------------------------------------------------------------

Balances at January 31, 1999                         $886,784    $196,898   $6,486,502      $508,499       $(363,000)    $7,715,683
   Net income                                                                  356,139                                      356,139
   Other comprehensive income (loss), net of tax:
     Reclassification of realized gain on marketable
       equity security included in net income, net
       of $333,000 income tax effect                                                        (645,937)                      (645,937)
     Additional minimum pension liability                                                    137,438                        137,438
                                                     -------------------------------------------------------------------------------
Balances at January 31, 2000                          886,784     196,898    6,842,641             -        (363,000)     7,563,323
Net loss                                                                    (1,380,488)                                  (1,380,488)
Adjustment to guaranteed ESOP obligation                                                                      20,000         20,000
                                                     -------------------------------------------------------------------------------
Balances at January 31, 2001                          886,784     196,898    5,462,153             -        (343,000)     6,202,835
  Net income                                                                 3,135,608                                    3,135,608
  Adjustment to guaranteed ESOP obligation                                                                    40,000         40,000
  Additional minimum pension liability, net of tax                                          (182,930)                      (182,930)
  Dividends                                                                    (70,943)                                     (70,943)
                                                     -------------------------------------------------------------------------------
Balances at January 31, 2002                         $886,784    $196,898   $8,526,818     $(182,930)     $ (303,000)    $9,124,570
                                                     ===============================================================================

See accompanying notes to financial statements.




                      The Ohio Art Company and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                Year ended January 31,
                                                         2002             2001             2000
                                                 -----------------------------------------------------
Cash flows from operating activities
Net income (loss)                                  $   3,135,608    $  (1,380,488)   $     356,139
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Provision for depreciation and amortization       1,689,656        1,839,775        1,986,693
     Gain on sale of marketable equity security                                 -         (988,326)
     Deferred federal income taxes                      (573,032)               -          333,000
     Provision for losses on accounts receivable         (39,789)         112,773          166,020
     Scholarship obligation expense                      (13,500)          97,465           26,915
     Gain on sale of property, plant and
       equipment                                         (12,500)          (6,000)          (1,160)
     Changes in operating assets and liabilities:
       Accounts receivable                             1,017,719        1,262,476         (926,967)
       Inventories                                       680,397        1,016,293        3,529,027
       Accounts payable                                 (738,465)        ( 56,856)        (854,074)
       Prepaid expenses, other assets, accrued
         expenses and other liabilities                1,246,554         (722,486)       1,938,320
                                                 -----------------------------------------------------

Net cash provided by operating activities              6,392,648        2,162,952        5,565,587
                                                 -----------------------------------------------------

Cash flows from investing activities
Proceeds on sale of marketable equity security                                  -        1,332,370
Purchases of property, plant and equipment              (508,578)        (622,907)        (797,918)
Changes in net cash value of life insurance              (29,825)         122,104          287,203
Proceeds from sale of property, plant and
   equipment                                              12,500            6,000           32,744
                                                 -----------------------------------------------------
Net cash provided by (used in) investing
   activities                                           (525,903)        (494,803)         854,399
                                                 -----------------------------------------------------

Cash flows used in financing activities
Borrowings                                            44,414,045       39,186,959                -
Repayments                                           (48,581,738)     (42,728,985)      (4,157,434)
Cash dividends paid                                      (35,471)               -         ( 35,452)
                                                 -----------------------------------------------------

Net cash used in financing activities                 (4,203,164)      (3,542,026)      (4,192,886)
                                                 -----------------------------------------------------
Cash
   Increase (decrease) during year                     1,663,581       (1,873,877)       2,227,100
   At beginning of year                                  535,552        2,409,429          182,329
                                                 -----------------------------------------------------

Cash end of year                                   $   2,199,133    $     535,552     $  2,409,429
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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the respective assets.

Revenue Recognition

Revenue for all segments is recognized when products are shipped to customers. Royalty income is recognized as earned. The Company's Diversified Products segments manufacture to customer specifications. Shipments are based on customer orders. Revenue is recognized at the time of shipment and is not dependent on customer acceptance.

Product Development Costs

Costs related to the development of new products and changes to existing products are charged to operations as incurred.

Advertising and Sales Promotion

Advertising and sales promotion expenditures are charged to operations in the year incurred. Advertising expense was approximately $2,481,000, $2,981,000, and $3,243,000 for the years ended January 31, 2002, 2001 and 2000 respectively. Prepaid advertising and sales promotion expenditures amounted to approximately $65,000 and $61,000 at January 31, 2002 and 2001, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to an amount that is more likely than not to be realized, when deemed appropriate.

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

Financial Instruments

The carrying amounts for cash, accounts receivable, and short and long term debt approximate fair market value. The carrying value of debt approximates market based on current borrowing rates.

Inventory Valuation

Inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method.

Treasury Stock

Treasury Stock is recorded as a reduction of the Company's equity at the cost of the acquired shares. The common shares are reduced by the par value of the treasury shares acquired with the remaining cost recorded as a reduction of additional paid in capital.

Change in Accounting Principle

During fiscal 2001, the company changed its method of valuing inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The change was made because the Company had begun to realize and expects to continue to experience cost reductions as a result of technological improvements in its manufacturing process. The Company believes the FIFO method is preferable to the LIFO method, as inventories are reflected in the Company's balance sheet at their most recent value and the FIFO method will result in a better measurement of operating results. Also, the FIFO method is the predominant method used in the industry in which the Company operates. This change in the method of valuing inventories has been applied retroactively, and comparative amounts for the prior periods presented has been restated.

The effect of the accounting change on net income for the year ended January 31, 2000 is as follows:


Net income, as previously reported                        $    430,695
Adjustment for effect of a change in accounting
   principle that is applied retroactively                     (74,556)
                                                               --------

Net income, as adjusted                                   $    356,139
                                                               =======

Effect on earnings per share:

Net income, as previously reported                        $        .50
Adjustment for effect of a change in accounting
   principle that is applied retroactively                $      (0.09)
                                                                 ------

Net income, as adjusted                                   $        .41
                                                                   ===


2. Long-term Obligations

                                                              January 31
                                                      2002                2001
                                              ----------------------------------

Revolving credit agreement                      $           -    $   1,926,341
Term loan                                           5,083,727        7,285,079
Note payable by ESOP, guaranteed
   by the Company                                     303,000          343,000
                                              ----------------------------------
                                                    5,386,727        9,554,420
Less amounts due or callable within one year       (1,550,000)      (9,554,420)

                                              ----------------------------------
                                                   3,836,727                 -
                                              ==================================


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

At January 31, 2001, the Company was not in compliance with one of its covenants for which it has received a waiver from the lender. However, it appeared probable that the Company would not be able to meet this covenant requirement at the end of the first quarter of fiscal year 2002 and as a result the debt was classified as a current liability in the January 31, 2001 balance sheet.

During the second quarter of 2002 the Company came into compliance with the financial covenant, and as a result the noncurrent portion of the Company's debt has been classified in the balance sheet as such.

3.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the deferred tax assets and liabilities as of January 31, 2002 and 2001 are as follows:

                                                             January 31
                                                        2002           2001
                                                 -------------------------------
Gross deferred tax assets:
   Net operating loss carryforwards                $1,010,000      $2,379,000
   Supplemental retirement plan                       187,000         186,000
   Inventory                                          193,000         179,000
   Charitable contribution carryover                  129,000         210,000
   Accounts receivable                                148,000         162,000
   Accrued expenses                                   373,000         224,000
    Valuation allowance                                     -      (1,447,000)
                                                 -------------------------------
Total deferred tax asset                            2,040,000       1,893,000

Gross deferred tax liabilities:
   Property, plant and equipment                      995,000       1,061,000
   Pension assets and liabilities                      51,000         200,000
   LIFO recapture                                     421,000         632,000
                                                 -------------------------------
Total deferred tax liability                        1,467,000       1,893,000
                                                 -------------------------------
Net deferred taxes                                  $ 573,000    $          -
                                                 ===============================

At January 31, 2002 and 2001, pursuant to SFAS No. 109, "Accounting for Income Taxes," the Company has considered whether, based on the weight of evidence, the net deferred income tax assets would more likely than not be realized. In this connection, the Company considers the scheduled reversal of existing taxable temporary differences, projected future taxable income, and tax planning strategies to determine the valuation allowance, if any, to be recognized for net deferred tax assets.

At January 31, 2001, the Company's net deferred income tax assets were offset in full by a valuation allowance, due largely to uncertainty associated with the Company's then ability to realize these tax benefits.

At January 31, 2002, the Company believes that the future tax benefits of recorded net deferred income tax assets, including the net operating loss ("NOL") carryforwards, will be realized. Accordingly, the Company believes that no valuation allowance is required for the recorded net deferred income tax assets at January 31, 2002. However, the amount of the net deferred income tax assets considered realizable could be adjusted in the future if estimates of future taxable income or reversing taxable temporary differences are revised.

For U.S. federal income tax purposes, the NOL carryforwards amount to approximately $3,000,000, which expire from 2012 to 2021.

The provision for (benefit from) federal income taxes for the year ended January 31, 2002, 2001 and 2000 consisted of the following:


                                                             2002                  2001                   2000
Current income tax provision (benefit):
   Federal                                               $ (120,000)            $       -              $      -
                                                      -------------------   -------------------    --------------------

Deferred income tax provision (benefit):
   Federal                                                 (495,000)              653,000                333,000
   Net operating loss carryforwards                       1,369,000                     -                     -
   Change in valuation allowance                         (1,447,000)             (653,000)                    -
                                                      -------------------   -------------------    --------------------
                                                           (573,000)                    -                333,000
                                                      -------------------   -------------------    --------------------

Provision for (benefit from) income taxes                $ (693,000)            $       -              $ 333,000
                                                      ===================   ===================    ====================

Reconciliation of reported income tax expense (benefit) and the amount computed by applying the statutory U.S. federal income tax rate of 34% to income (loss) before income taxes is stated below:


                                                  Year ended January 31
                                            2002            2001        2000
                                       -----------------------------------------
Tax provision (benefit) at  federal
   statutory rate                      $   831,000     $ (469,000)    $ 260,000

    Change in valuation allowance       (1,447,000)       653,000       (13,000)
    Change in comprehensive
       income portion of
       additional minimum
       pension liability                                       -         71,000
    Other, net                             (77,000)      (184,000)       15,000
                                       -----------------------------------------
                                       $  (693,000)    $       -      $ 333,000
                                       =========================================

4.  Pension Plans and Employees' Stock Ownrship (ESOP) Plan

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

The following tables set forth aggregated information related to the various pension plans:


                                                                                January 31
                                                                         2002                2001
                                                                  -----------------------------------------
Change in benefit obligation:
    Benefit obligation at beginning of year                          $     8,516,411     $    11,543,687
    Service cost                                                             254,231             302,222
    Interest cost                                                            619,275             707,518
    Actuarial gains                                                           61,213            (118,000)
    Benefits paid                                                           (605,829)         (3,919,016)
                                                                  -----------------------------------------
        Benefit obligation at end of year                            $     8,845,301     $     8,516,411
                                                                  =========================================

Change in plan assets:
    Fair value of plan assets at beginning of year                   $     8,510,409     $    12,387,578
    Actual return on plan assets                                             761,728              (6,695)
    Company contributions                                                     48,048              48,542
    Benefits paid                                                           (605,829)         (3,919,016)
                                                                  -----------------------------------------
       Fair value of plan assets at end of year                      $     8,714,356     $     8,510,409
                                                                  =========================================

Components of (accrued) prepaid benefit cost:
    Funded status of the plans                                       $      (130,945)    $         6,002
    Unrecognized net actuarial gain                                         (162,401)           (181,555)
    Unrecognized transition obligation                                       137,831             183,777
    Unrecognized prior service cost                                           33,810              40,971
    Additional minimum pension liability                                    (277,930)                  -
                                                                  -----------------------------------------
       (Accrued) prepaid benefit cost                                $      (399,635)    $        49,195
                                                                  =========================================


The Company recorded an additional minimum pension liability in the current year due to the liability that was recognized, as unfunded accrued pension cost was less than the unfunded accumulated benefit obligation.







                                                                             January 31
                                                            2002                 2001                2000
                                                     --------------------------------------------------------------
Weighted-average assumptions
Discount rate                                                 7.5%                7.5%                 7.5%
Expected return on plan assets                                8.5%                8.5%                 8.5%
Rate of compensation increase                                 3.0%                3.0%                 3.0%



                                                                        Year ended January 31
                                                            2002                 2001                2000
                                                     --------------------------------------------------------------
Components of net periodic benefit cost:

    Service cost                                       $     254,331       $     302,222        $     333,571
    Interest cost                                            619,275             707,518              862,915
    Expected return on plan assets                          (733,717)           (854,806)            (973,441)
    Amortization of prior service cost                         7,161              38,470               16,516
    Amortization of transition amount                         45,946             ( 5,847)             (10,969)
    Recognized net actuarial loss                            (46,633)            (24,121)              21,261
                                                     --------------------------------------------------------------
        Benefit cost                                   $     146,363       $     163,436        $     249,853
                                                     ==============================================================


The pension plan(s) with an accumulated benefit obligation in excess of plan assets recorded the following:

                                                 2002             2001
                                           -----------------------------------


Projected benefit obligation                 $ 4,558,283        $ 346,352
                                           ===================================

Accumulated benefit obligation               $ 4,006,447        $ 419,822
                                           ===================================

Fair value of plan assets                   $  3,988,492       $
                                                                        -
                                           ===================================

The Company has an Employee Stock Ownership Plan (ESOP) for eligible employees which is accounted for in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants. The fair market value of the 13,931 and 16,189 unallocated shares is $375,440 and $45,324 at January 31, 2002 and 2001, respectively. No unallocated shares are committed to be released within one year. The ESOP has outstanding borrowings which the Company has guaranteed. Accordingly, the Company has recorded the loans as long-term obligations and as reductions of stockholders' equity.

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

                                                Years ended January 31
                                      2002             2001             2000

Net income (loss)                  $ 3,135,608    $ (1,380,488)    $  356,139

Net adjustments to arrive at
  Comprehensive income (loss)         (182,930)           -          (508,499)
                                   ---------------------------------------------

Comprehensive income (loss)        $ 2,952,678    $ (1,380,488)    $ (152,360)
                                   =============================================


6.  Operating Leases

The Company leases office space and equipment pursuant to various noncancelable operating lease agreements. Total rent expense approximated $663,000, $671,000, and $615,000 for fiscal 2002, 2001, and 2000 respectively. The lease term for the office space extends through April, 2006 with monthly lease payments of $11,966. In addition, rent for the office lease is subject to escalation based upon the Consumer Price Index. Future commitments under the leases as of January 31, 2002 are as follows:

                                    Office        Manufacturing
                Office Space      Equipment        Equipment          Total
              ------------------------------------------------------------------

2003             $ 161,160        $  59,423         $ 362,000        $  582,583
2004               165,995           10,338            76,958           253,291
2005               170,975                -                 -           170,975
2006                45,348                -                 -            45,348
              ------------------------------------------------------------------
                 $ 543,478        $  69,761         $ 438,958        $1,052,197
              ==================================================================

7.  Industry Segments

The Company has four reportable segments: domestic toy, international toy, Ohio Art diversified products, and Strydel diversified products. The domestic toy segment manufactures and distributes toys through major retailers in the United States while the international toy segment manufactures and utilizes foreign toy companies to distribute their products throughout the world. The Ohio Art diversified products segment manufactures and sells custom lithographed products to consumer goods companies. The Strydel diversified products segment manufactures and sells molded plastic parts to other manufacturers, including Ohio Art.

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

Financial information relating to reportable segments is as follows:


                                         Domestic      International      Ohio Art          Strydel
                                           Toy              Toy         Diversified       Diversified        Total
                                   -----------------------------------------------------------------------------------
Year ended January 31, 2002:
   Net sales to external customers  $   20,494,498     $ 10,653,571     $ 10,650,084      $  3,746,117   $ 45,544,270
   Intersegment revenues                   109,664               -                -            220,576        330,240
    Interest expense                      (401,956)         (68,742)        (206,228)         ( 89,190)      (766,116)
   Provision for depreciation and
     amortization                         (576,650)              -          (965,815)         (147,191)    (1,689,656)
   Segment profit (loss)                 1,713,591        1,307,316          (81,361)         (496,736)     2,442,770
   Segment assets                       12,975,955        3,649,019        8,360,328         4,137,960     29,123,262
   Expenditures for long-lived             259,360               -           132,461           116,757        508,578
     assets

Year ended January 31, 2001:
   Net sales to external customers  $   21,803,380     $  6,824,242     $ 13,894,558      $  3,424,652   $ 45,946,832
   Intersegment revenues                   113,038               -                -            972,175      1,085,213
   Interest expense                       (975,120)        (165,617)        (372,638)         (225,267)    (1,738,642)
   Provision for depreciation and
     amortization                         (715,226)              -          (965,226)         (159,323)    (1,839,775)
   Segment profit (loss)                  (689,981)        (228,718)        (282,197)         (179,592)    (1,380,488)
   Segment assets                       13,591,137        2,166,906       10,123,476         3,896,600     29,778,119
   Expenditures for long-lived             427,267               -            53,726           141,914        622,907
     assets

Year ended January 31, 2000:
   Net sales to external customers  $   28,079,884     $  5,396,780     $ 15,274,323      $  3,787,682   $ 52,538,669
   Intersegment revenues                   108,902               -                -          1,292,783      1,401,685
   Interest expense                     (1,344,166)        (224,027)        (504,062)         (168,021)    (2,240,276)
   Provision for depreciation and
     amortization                         (934,244)              -          (949,455)         (102,994)    (1,986,693)
   Segment profit (loss)                   498,275         (959,646)          75,240            79,476       (306,655)
   Segment assets                       17,848,194        1,376,461       11,805,632         2,904,503     33,934,790
   Expenditures for long-lived             284,495               -           482,340            31,083        797,918
     assets




The following are reconciliations between total segment and consolidated totals for revenues, income (loss) before income taxes, and assets:


                                                             Year Ended January 31
                                                   2002              2001               2000
                                            --------------------------------------------------------
Revenues:
   Total external net sales
     for reportable segments                  $   45,544,270    $   45,946,832     $  52,538,669
   Other revenues                                  1,328,008           726,959         2,238,459
                                            --------------------------------------------------------
Total consolidated revenues                   $   46,872,278    $   46,673,791     $  54,777,128
                                            ========================================================

Profit and loss:
   Total profit (loss) for reportable         $    2,442,770    $   (1,380,488)    $    (306,655)
     segments
   Other profit (loss) - elimination of
     intersegment profit (loss)
                                                                                           7,468
   Unallocated amounts:
     Gain on sale of marketable equity
       security                                                                          988,326
                                            --------------------------------------------------------
Income (loss) before income taxes             $    2,442,770    $   (1,380,488)    $     689,139
                                            ========================================================

Assets:
   Total assets for reportable segments       $   29,123,262    $   29,778,121     $  33,934,790
   Elimination of:
     Intercompany receivables                     (4,580,197)       (4,591,634)       (3,331,635)
     Intercompany profit in inventory                (19,767)          (19,767)          (19,767)
     Investment in subsidiaries                   (2,222,653)       (2,222,653)       (2,222,653)
                                            --------------------------------------------------------
Total consolidated assets                     $   22,300,645    $   22,944,067     $  28,360,735
                                            ========================================================

A substantial portion of the Company's accounts receivable are from toy retailers, wholesalers and other toy manufacturers. The Company has credit insurance to cover a portion of its losses on accounts receivable. The Company had net credit losses of $360,000, $110,000, and $198,000 during fiscal 2002, 2001, and 2000, respectively. Net domestic toy segment sales includes approximately $9,365,000, $11,234,000, and $14,132,000 for 2002, 2001, and 2000,
respectively, to two major retailers. Amounts included in accounts receivable for these two customers were $1,354,000 and $1,719,000 at January 31, 2002 and 2001 respectively.

The following customers account for 10% or more of the company's sales for fiscal years 2002, 2001, and 2000:

                                      2002              2001             2000
                                      ----              ----             ----

      Wal Mart                     $6,300,000        $6,700,000       $7,700,000
      Eastman Kodak                      *            6,500,000        7,300,000
      Toys R Us                          *            4,500,000        6,400,000

*Total sales for the year amounted to less than 10%.

8.    Statement of Cash Flows

      Noncash transactions excluded from the statement of cash flows:

                                              2002          2001            2000

      Refinancing of long term debt due
      or callable within one year                -       $13,157,116          -

Cash payments for interest during 2002, 2001, and 2000 approximated $788,000, $1,909,000, and $2,186,000.

9.  Quarterly Results of Operations (Unaudited)

     The following is a summary of the unaudited quarterly results of operations for the years ended January 31, 2002 and 2001 (in thousands of dollars, except per share amounts):
                                                                          Net
                                                                        Income
                                                                      (Loss) Per
2002                                     Cost of          Net          Share of
                                        Products        Income          Common
                         Net Sales        Sold          (Loss)           Stock
                         ---------        ----          ------           -----

April 30                 $ 10,065        $ 7,465       $    46         $  .05
July 31                    10,354          7,188           686            .79
October 31                 15,060         10,049         1,399           1.61
January 31                 10,065          7,217         1,005           1.15
                         --------        -------       -------         ------

TOTALS                    $45,544        $31,919       $ 3,136         $ 3.60
                          =======        =======       =======         ======

2001

April 30                  $ 9,091        $ 7,644       $(1,390)        $(1.61)
July 31                    12,338          9,341          (305)         ( .35)
October 31                 14,639         10,357           612            .71
January 31                  9,879          7,169          (297)          (.34)
                         --------        -------       -------         ------

TOTALS                    $45,947        $34,511       $(1,380)        $(1.59)
                          =======        =======       =======         ======

During the fourth quarter of fiscal 2002, the Company reversed the valuation allowance related to its net deferred tax assets of $1,447,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Company

(a)  Identification of Directors

The identification of directors and all persons nominated to become directors is included in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission and is incorporated herein by reference.

(b)   Executive Officers of the Company

                                                                   First Year
                                       Present Position           Elected To
               Name            Age     With Company             Present Position
               ----            ---     ------------             ----------------

William C. Killgallon          63      Chairman                       1989

Martin L. Killgallon II        54      President                      1989

J. D. Kneipp                   57      Chief Financial Officer        1999


E. A. Clark, Jr.               61      Vice President                 2000
                                       Manufacturing

J. D. Wood                     48      Vice President                 2000
                                       Product Development

W. E. Shaffer                  79      Secretary                      1995



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

Item 11. Executive Compensation

The information required under this item is included in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required under this item is included in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission and is incorporated herein by reference.

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

     (1)  Reports of Independent Auditors

            The consolidated financial statements of The Ohio Art Company and subsidiaries:

                Consolidated Balance Sheets - January 31, 2002 and January 31, 2001

                Consolidated Statements of Operations - Years ended January 31, 2002, January 31, 2001 and January 31, 2000

                Consolidated Statements of Stockholders' Equity - Years ended January 31, 2002, January 31, 2001 and January 31, 2000

                Consolidated Statements of Cash Flow - Years ended January 31, 2002, January 31, 2001 and January 31, 2000

               Notes to Consolidated Financial Statements - January 31, 2002

(2) The following consolidated financial statement schedule of The Ohio Art Company and subsidiaries is filed under Item 14(d):

         SCHEDULE                                                        PAGE
         --------                                                        ----

Schedule II - Valuation and Qualifying Accounts                           38

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      (3)  See Item 14(c) below.

(b)   Reports on Form 8-K

      Not applicable.

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

                              THE OHIO ART COMPANY

Date:   April 30, 2002                        By /s/ William C. Killgallon
                                                 -------------------------------
                                                 William C. Killgallon, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

          Signature                     Title                          Date
          ---------                     -----                          ----

/s/William C. Killgallon       Chairman of the Board Principal    April 30, 2002
                               Executive Officer and Director

/s/Martin L. Killgallon II     President and Director             April 30, 2002
Martin L. Killgallon

/s/Jerry D. Kneipp             Chief Financial Officer            April 30, 2002
Jerry D. Kneipp

/s/ Joseph A. Bockerstette     Director                           April 30, 2002
Joseph A. Bockerstette

/s/Neil H. Borden, Jr.         Director                           April 30, 2002
Neil H . Borden, Jr.

/s/Frank L. Gallucci           Director                           April 30, 2002
Frank L. Gallucci

/s/Wayne E. Shaffer            Secretary and Director             April 30, 2002
Wayne E. Shaffer



 The Ohio Art Company and Subsidiaries Schedule II - Valuation and Qualifying Accounts


                                                                            Additions
                                                                            ---------
                                                   Balance at     Charged to      Charged to                         Balance
                                                    Beginning     Costs and          Other           Deductions-     at End
Description                                         Of Period     Expenses      Accounts-Describe    Describe (1)   of Period
-----------                                         ---------     --------      -----------------    ------------   ---------

Year ended January 31, 2002
  Reserves and allowances deducted from
   asset accounts:
     Allowances for uncollectible accounts        $475,289        $320,411                             $360,200     $435,500
                                                =================================================================================

Year ended January 31, 2001
  Reserves and allowances deducted from
   asset accounts:
     Allowances for uncollectible accounts        $449,000        $136,197                             $109,908     $475,289
                                                =================================================================================


Year ended January 31, 2000
  Reserves and allowances deducted from
    asset accounts:
     Allowances for uncollectible accounts        $515,000        $166,020                             $232,020     $449,000
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

 10(c)          Loan and Security Agreement dated April 7, 2000              --
                filed as Exhibit 10.1 to Company's Form 8-K dated
                April 17, 2000, and incorporated herein by reference.

 10(d)          Loan agreement dated April 7, 2000 filed as Exhibit 10.2     --
                to Company's Form 8-K dated April 17, 2000 and incorporated herein by reference.

 21             Subsidiaries of the Company.                                 41