Form 10-Q
period 2002-04-30
OHIO ART CO
filed 2002-06-13
CIK 73942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended April 30, 2002


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

                            Yes   X      No _____
                                -----


     At May 31, 2002 there were 886,784 shares outstanding of the Company's Common Stock at $1.00 par value.

                                                                       FORM 10-Q

                      THE OHIO ART COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (amounts in thousands)

                                                  April 30     January 31
                                                    2002          2002
                                                 ----------    ----------
                                                 (unaudited)
Assets
Current assets
  Cash                                            $ 1,225       $ 2,199
  Accounts receivable less allowance
  (April - $452; January - $436)                    4,162         4,988
  Inventories - Note 2
    Finished products                               2,911         3,247
    Products in process                               126           126
    Raw materials                                   1,180         1,570
                                                 ----------    ----------
                                                    4,217         4,943

  Deferred income taxes                             1,154           823
  Prepaid expenses                                    407           380
                                                 ----------    ----------
Total current assets                               11,165        13,333

Property, plant and equipment, net                  7,657         7,804
Other assets                                        1,241         1,414
                                                 ----------    ----------
Total assets                                      $20,063       $22,551
                                                 ==========    ==========

Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                $ 3,009       $ 3,221
  Other current liabilities                         2,158         3,297
  Long-term debt due within one year                1,645         1,550
                                                 ----------    ----------
Total current liabilities                           6,812         8,068

Other long-term obligations, less current
  maturities                                        4,892         5,358

Stockholders' equity (Note 3)
    Common stock, par value $1.00 per share:
    Authorized:  1,935,552 shares
    Outstanding:  886,784 shares for both
    periods (excluding treasury shares
    of 72,976)                                        887           887
    Additional paid-in capital                        197           197
    Retained earnings                               7,578         8,344
    Reduction for ESOP loan guarantee                (303)         (303)
                                                 ----------    ----------
Total stockholders' equity                          8,359         9,125
                                                 ----------    ----------
Total liabilities and stockholders' equity        $20,063         $22,551
                                                 ==========    ==========

See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q

PART I - FINANCIAL INFORMATION


                   THE OHIO ART COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (amounts in thousands, except amounts per share)
                                   (unaudited)

                                                  Three  Months  Ended
                                                 ----------------------
                                                  April 30     April 30
                                                    2002         2001
                                                  --------     --------

Net sales                                         $ 6,116      $10,065
Other income                                          277           96
                                                  --------     --------
                                                    6,393       10,161

Costs and expenses:
  Cost of products sold                             5,009        7,465
  Selling, administrative and general               2,277        2,404
  Interest                                             80          246
                                                  --------     --------
                                                    7,366       10,115
                                                  --------     --------
Income (loss) before income taxes                    (973)          46

Benefit from income taxes                            (331)           -
                                                  --------     --------
Net income (loss)                                 $  (642)     $    46
                                                  ========     ========

Net income(loss) per share (Note 3)               $  (.74)     $   .05


Average shares outstanding (Note 3)                   873          871




See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q

                THE OHIO ART COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                             (amounts in thousands)
                                   (unaudited)

                                                    Three  Months  Ended
                                                  ------------------------
                                                   April 30      April 30
                                                     2002          2001
                                                  ----------    ----------
Cash flows from operating activities
  Net income(loss)                                 $  (642)      $    46
  Adjustments to reconcile net income(loss)
  to net cash provided by (used in)
  operating activities:
  Provision for depreciation and amortization          396           434
  Changes in assets and liabilities                    237           721
  Deferred federal income tax                         (331)            -
                                                  ----------    ----------
Net cash provided by (used in)
operating activities                                  (340)        1,201
                                                  ----------    ----------

Cash flows from investing activities
  Purchase of plant and equipment, less
  net book value of disposals                         (249)          (73)
                                                  ----------    ----------
Net cash used in investing activities                 (249)          (73)
                                                  ----------    ----------

Cash flows from financing activities
Payment of debt                                       (262)         (636)
Dividends                                             (123)            -
                                                  ----------    ----------
Net cash used in
  financing activities                                (385)         (636)
                                                  ----------    ----------

Cash
  Increase(decrease) during period                    (974)          492
  At beginning of period                             2,199           536
                                                  ----------    ----------
Cash at end of period                              $ 1,225       $ 1,028
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

                                                                       FORM 10-Q

                      THE OHIO ART COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands, except per share amounts)

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and reflect adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. This report includes information in a condensed format and should be read in conjunction with The Ohio Art Company's (the Company) audited consolidated financial statements included in the Annual Report filed on Form 10-K for the year ended January 31, 2002.

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

Note 4 - Industry Segments

The Company has four reportable segments: domestic toy, international toy, Ohio Art diversified products, and Strydel diversified products. The domestic toy segment manufactures and distributes toys through major retailers in the United States while the international toy segment manufactures and utilizes foreign toy companies and sales agents to distribute the Company's products throughout the world. Ohio Art diversified products manufactures and sells custom lithographed products to consumer goods companies. The Strydel diversified products segment manufactures and sells plastic injection molded parts to other manufacturers, including Ohio Art.

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

                                                                       Form 10-Q


                      THE OHIO ART COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (amounts in thousands)

Note 4 - Industry Segments (continued)

Financial information relating to reportable segments is as follows:


                                        Domestic   International    Ohio Art       Strydel
                                           Toy          Toy        Diversified   Diversified     Total
                                       -------------------------------------------------------------------
Three months ended April 30, 2002
  Revenues from external customers      $ 2,388       $1,340        $ 1,208        $1,180        $6,116
  Intersegment revenues                       7            0              0             0             7
  Segment loss                             (217)         (31)          (387)           (7)         (642)
                                       ===================================================================

Three months ended April 30, 2001
  Revenues from external customers      $ 4,176       $2,288        $ 2,819        $  782       $10,065
  Intersegment revenues                      23            0              0             0            23
  Segment income(loss)                      195          175           (105)         (219)           46
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

The various financing agreements contain certain financial covenants common to such agreements that require, among other things, maintenance of minimum amounts of tangible net worth and limit dividend payments and purchases of property, plant and equipment. As of April 30, 2002, the Company was in compliance with these financial covenants.

Note 6 - Intangible Assets

                                    Original         Accumulated        Net Book
                                      Cost           Amortization        Value
                                     ------          ------------       --------

Trademarks                            $908               $657            $251
                                      ====               ====            ====

Amortization expense for the first quarter 2003 was $24. Estimated amortization expense for the next five years is:

                                                    Amount
                                                    ------

                                        2003         $ 89
                                        2004         $ 71
                                        2005         $ 51
                                        2006         $ 31
                                        2007         $  9



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             (amounts in thousands)

Results of operations

Net sales for the first quarter of fiscal 2003 decreased approximately 39% to $6,116 from $10,065 for the comparable period of fiscal 2002. Please refer to
Note 4 to the condensed consolidated financial statements for a breakdown of sales by segment. Domestic and international toy shipments for the three

                                                                       Form 10-Q

                             (amounts in thousands)

month period ending April 30, 2002 accounted for approximately $1,800 and $900 respectively of the decline and included all major toy categories. The
Company considers the decreases to be short-term as customers continue to sell off inventories remaining from the 2001 holiday season. Sales for the diversified products segments fell approximately $1,200 from the previous year's comparable period, primarily due to the loss of a major customer by the Company's lithography segment. Strydel, the Company's injection molding segment, reported a 50% sales increase, largely to the automotive market.

The Company's business is seasonal, with approximately 50-60% of its sales being made in the last six months of the calendar year in recent years. Because of the seasonality of the Company's business, the dollar order backlog at the most recent period end, May 31, 2002, is not necessarily indicative of expectations of sales for the full year. Subject to industry practice and comments as detailed in the Company's report on form 10-K for the year ended January 31, 2002, order backlog as of May 31 is approximately $7,600 versus $12,000 at the same date in 2001.

Other income for the three-month period ending April 30, 2002 increased to $277 from $96 for the comparable period of 2001. The improvement is due in part to the timing of royalties and advances from licensees during the period and to the recovery of a customer account written off in a prior period.

Gross profit margin (percentage) for the first quarter of fiscal 2003 (18.1%) fell from the first quarter of fiscal 2002 (25.8%). The Company's cost reduction plan has continued to generate significant savings in manufacturing expenses, but these savings have been more than offset by unfavorable manufacturing variances resulting from declines in production volume in the Company's lithography segment.

Selling, administrative, and general expenses for the first quarter of fiscal 2003 decreased to $2,300 from $2,400 for the comparable period of fiscal 2002. Significant declines were noted in advertising, royalty and salary expense. These decreases were partially offset by increases in employee benefit costs.

Interest expense for the three-month period ended April 30, 2002 decreased to $80 from $246 for the three-month period ended April 30, 2001. The lower interest expense is due to a year over year reduction in long-term debt of approximately $3,800 and to the lowering of the bank prime lending rate.

An income tax benefit of $331 was recorded for the first quarter of fiscal 2003 based upon estimates of the full fiscal year effective tax rate. No income tax expense or benefit was recorded for the first quarter of fiscal 2002 based upon estimates of the full fiscal year effective tax rate.

Liquidity and Capital Resources

Cash used in operations for the three-month period ended April 30, 2002 was approximately $340 versus cash provided by operations of approximately $1,200 for the comparable period of 2001. Working capital decreased by $912 during the three-month period of 2002 compared to a decrease of $720 in the prior year.

                                                                       Form 10-Q

                             (amounts in thousands)

Cash used in investing activities for the three-month period ended April 30, 2002 was approximately $250 compared to a cash usage of $70 in the comparable period of 2001. The increase in capital expenditures in the three-month period of 2002 is a result of improvements in the Company's liquidity situation.

Cash used in financing activities for the three-month period ended April 30, 2002 was approximately $390 compared to cash usage in the comparable period of 2001 of approximately $640. The cash used in the 2002 period is primarily attributable to lower borrowings from the Company's revolving credit facility. The reduction in the prior year is due to lower borrowings from the same facility.

Effective April 7, 2000, the Company entered into a three-year revolving credit agreement that provides for borrowings of up to $12,000 based on various percentages of eligible inventory and accounts receivable and six-year term loans aggregating $3,279. Amounts currently available under the revolving credit agreements as of April 30, 2002 were approximately $4,300. In addition, at that time the Company executed a $5,200 term loan to refinance its existing term loan. The revolving credit facility and term loans are collateralized by the assets of the Company.

Certain of the matters discussed in Management's Discussion and Analysis contain certain forward-looking statements concerning the Company's operations, economic performance, and financial condition. These statements are based on the Company's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated.


PART II - OTHER INFORMATION


Item 6. Exhibits and reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended April 30, 2002.


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

                                                  THE OHIO ART COMPANY
                                                  --------------------
                                                      (Registrant)



Date:   June 13, 2002                        /s/ William C. Killgallon
                                             -------------------------
                                                 William C. Killgallon
                                                 Chairman of the Board



Date:   June 13, 2002                          /s/ M. L. Killgallon II
                                               -----------------------
                                                   M. L. Killgallon II
                                                        President



Date:   June 13, 2002                              /s/ Jerry D. Kneipp
                                                   -------------------
                                                       Jerry D. Kneipp
                                               Chief Financial Officer