Form 10-Q
period 2002-07-31
OHIO ART CO
filed 2002-09-13
CIK 73942

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549



                                 FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended July 31, 2002


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

                            Yes   X      No _____
                                -----


     At August 31, 2002 there were 886,784 shares outstanding of the Company's Common Stock at $1.00 par value.

                                                                       FORM 10-Q

PART I - FINANCIAL INFORMATION


                   THE OHIO ART COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (amounts in thousands, except per share amounts)
                                   (unaudited)

                                    Three Months Ended   Six Months Ended
                                    ------------------  ------------------
                                    July 31   July 31   July 31    July 31
                                      2002      2001      2002      2001
                                    --------  --------  --------  --------

Net sales                           $10,406   $10,354   $16,521   $20,419
Other income                            326       321       603       418
                                    --------  --------  --------  --------
                                     10,732    10,675    17,124    20,837

Costs and expenses:
  Cost of products sold               6,923     7,188    11,931    14,653
  Selling, administrative
    and general                       2,932     2,623     5,208     5,028
  Interest                               95       178       176       424
                                    --------  --------  --------  --------
                                      9,950     9,989    17,315    20,105
                                    --------  --------  --------  --------

Income (loss) before income taxes       782       686      (191)      732

Provision for (Benefit from)
  income taxes                          279         0       (52)        0
                                    --------  --------  --------  --------

Net income (loss)                   $   503   $   686   $  (139)  $   732
                                    ========  ========  ========  ========



Net income(loss) per share(Note 3)  $   .58   $   .79   $  (.16)  $   .84

Average shares outstanding              873       871       873       871
     (Note 3)



See notes to condensed consolidated financial statements.

                                                                       FORM 10-Q
                      THE OHIO ART COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (amounts in thousands)
                                                  July 31      January 31
                                                   2002          2002
                                                 ----------    ----------
                                                (unaudited)
Assets
Current assets
  Cash                                            $ 1,252       $ 2,199
  Accounts receivable less allowance
  (July - $363; January - $436)                     6,323         4,988
  Inventories - Note 2
    Finished products                               2,278         3,247
    Products in process                               126           126
    Raw materials                                   1,524         1,570
                                                 ----------    ----------
                                                    3,928         4,943
  Deferred income taxes                               875           823
  Prepaid expenses                                    289           380
                                                 ----------    ----------
Total current assets                               12,667        13,333

Property, plant and equipment, net                  7,288         7,804
Other assets                                        1,302         1,414
                                                 ----------    ----------
Total assets                                      $21,257       $22,551
                                                 ==========    ==========
Liabilities and stockholders' equity
Current liabilities
  Accounts payable                                $ 4,156       $ 3,221
  Other current liabilities                         1,800         3,297
  Long-term debt due within one year                1,638         1,550
                                                 ----------    ----------
Total current liabilities                           7,594         8,068

Long-term obligations, less current maturities      4,836         5,358

Stockholders' equity (Note 3)
    Common stock, par value $1.00 per share:
    Authorized:  1,935,552 shares
    Outstanding:  886,784 shares for both
    periods (excluding treasury shares
    of 72,976)                                        887           887
    Additional paid-in capital                        197           197
    Retained earnings                               8,046         8,344
    Reduction for ESOP loan guarantee                (303)         (303)
                                                 ----------    ----------
Total stockholders' equity                          8,827         9,125
                                                 ----------    ----------
Total liabilities and stockholders' equity        $21,257       $22,551
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

                                                                       FORM 10-Q

                      THE OHIO ART COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                             (amounts in thousands)
                                   (unaudited)


                                                     Six   Months  Ended
                                                  ------------------------
                                                    July 31       July 31
                                                     2002          2001
                                                  ----------    ----------
Cash flows from operating activities
  Net income(loss)                                 $  (139)      $   732
  Adjustments to reconcile net income(loss)
  to net cash provided by (used in)
  operating activities:
  Provision for depreciation and amortization          793           867
  Changes in assets and liabilities                   (585)          290
  Deferred federal income tax                          (52)
                                                  ----------    ----------
Net cash provided by operating activities               17         1,889
                                                  ----------    ----------
Cash flows from investing activities
  Purchase of plant and equipment, less
  net book value of disposals                         (284)         (337)
                                                  ----------    ----------
Net cash used in investing activities                 (284)         (337)
                                                  ----------    ----------
Cash flows from financing activities
  Payments of debt                                    (522)         (854)
  Dividends                                           (158)
                                                  ----------    ----------
Net cash used in financing activities                 (680)         (854)
                                                  ----------    ----------

Cash
  Increase(decrease) during period                    (947)          698
  Beginning of period                                2,199           536
                                                  ----------    ----------
  End of period                                    $ 1,252       $ 1,234
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

                                                                       Form 10-Q

                      THE OHIO ART COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (amounts in thousands)

Note 4. - Industry Segments (continued)

Financial information relating to reportable segments is as follows:

                                        Domestic   International    Ohio Art       Strydel
                                           Toy          Toy        Diversified   Diversified     Total
                                       -------------------------------------------------------------------
Three months ended July 31, 2002
   Revenues from external customers     $ 4,101       $2,953         $2,128        $1,224       $10,406
   Intersegment revenues                     23            0              0             0            23
   Segment income                           115          335             37            16           503
                                       ===================================================================

Three months ended July 31, 2001
   Revenues from external customers     $ 3,446       $2,913         $3,161        $  834       $10,354
   Intersegment revenues                     29            0              0           141           170
   Segment income(loss)                     171          352            242           (79)          686
                                      ====================================================================

Six months ended July 31, 2002
   Revenues from external customers     $ 6,488       $4,293         $3,336        $2,404       $16,521
   Intersegment revenues                     30            0              0             0            30
   Segment income(loss)                    (102)         304           (350)            9          (139)
                                       ===================================================================

Six months ended July 31, 2001
   Revenues from external customers     $ 7,622       $5,201         $5,980        $1,616       $20,419
   Intersegment revenues                     52            0              0           141           193
   Segment income(loss)                     366          527            137          (298)          732
                                      ====================================================================


                                                                       FORM 10-Q
                 THE OHIO ART COMPANY AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 5 - Debt (amounts in thousands)

The Company executed a loan and security agreement on April 7, 2000 that provides for borrowings up to $12,000 for three years under the terms of a revolving credit agreement. Borrowings are subject to availability, based on various percentages of eligible inventory and accounts receivable. In addition, the Company obtained term loans aggregating $3,279, with interest payable monthly at prime plus 1.25%; adjusted to prime plus 0.75% as of May 7, 2002 (5.5% effective rate at July 31, 2002) and an unused line fee of 0.5% on the revolving credit agreement. The term loans require monthly payments of $45 plus interest in seventy-two consecutive payments commencing May 1, 2000. The loan and security agreement is collateralized by all real and personal property of the Company.

In addition, on August 2, 2002, the Company executed a $2,500 term loan to refinance its existing term loan on real estate. The new term loan is payable in monthly installments of $47 including interest at the prime rate (4.75% effective rate at August 1, 2002). The loan is collateralized by all real and personal property of the Company.

The various financing agreements contain certain financial covenants common to similar agreements that require, among other things, maintenance of minimum amounts of tangible net worth and limit dividend payments and purchases of property, plant and equipment. As of July 31, 2002, the Company was in compliance with these financial covenants.

Note 6 - Intangible Assets
                                    Original         Accumulated       Net Book
                                      Cost           Amortization       Value
                                     ------          ------------      --------

Trademarks                            $908               $657            $251
                                      ====               ====            ====

Amortization expenses for the six months and three months ended July 31, 2002 were $48 and $24 respectively. Estimated amortization expense for the next five years is:

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

                                                                       FORM 10-Q
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             (amounts in thousands)


Results of operations

Net sales for the six months ended July 31, 2002 decreased approximately 19% to $16,521 from $20,419 for the comparable period of 2001. For the three-month period ended July 31, 2002, net sales increased approximately 1% to $10,406 from $10,354 for the quarter ended July 31, 2001. Please refer to Note 4 to the condensed consolidated financial statements for a breakdown of sales by segment. For the six months ended July 31, 2002, the domestic and international toy segments accounted for approximately $1,100 and $900 of the sales decrease respectively. The Ohio Art diversified products segment accounted for approximately $2,700 of the decline due to the loss of a major customer and was partially offset by an increase of approximately $800 in the Strydel diversified products segment. All toy categories recorded lower sales volume during the six-month period. The sales increase in the second quarter is comprised of gains in the toy and Strydel diversified products segments of approximately $700 and $400 respectively, while the Ohio Arts diversified products segment fell $1,000. Shipments of the Company's Betty Spaghetty(R) fashion doll were up more than 25% over the comparable period of 2001. Etch A Sketch(R) drawing toy volume grew by more than 15% in the same period.

The Company's business is seasonal, with approximately 55-65% of its sales being made in the last six months of the calendar year in recent years. Because of the seasonality of the Company's business, the dollar order backlog at the most recent period end, August 31, 2002, is not necessarily indicative of expectations of sales for the full year. Subject to industry practice and comments as detailed in the Company's report on form 10-K for the year ended January 31, 2002, order backlog as of August 31, 2002 is approximately $13,400 versus $13,900 at the same date in 2001.

Other income for the six-month period ending July 31, 2002 increased to $603 from $418 for the comparable period of 2001. For the three-month period ending July 31, 2002, other income increased slightly to $326 from $321 for the comparable period of 2001. The increases in both the six-month and three-month periods are primarily due to royalties paid by international partners and advances from licensees.

Gross profit margin (percentage) for the six-month period ending July 31, 2002 (27.7%) fell slightly from the six months ended July 31, 2001 (28.2%). The decline was due primarily to unfavorable overhead variance, which can be traced to lower production volume in the Ohio Art diversified products segment. Actual overhead expenses have fallen as the Company's cost reduction plan continued to produce significant savings over the prior year. Gross profit margin (percentage) for the three-month period ending July 31, 2002 (33.4%) increased from the three months ended July 31, 2001 (30.5%). The improvement is largely due to the stronger sales in the period of the Betty Spaghetty(R) fashion doll and Etch A Sketch(R) products.

Selling, administrative, and general expenses for the six months ended July 31, 2002 increased to $5,208 from $5,028 for the comparable period of 2001

                                                                       FORM 10-Q
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
                             (amounts in thousands)

and increased to $2,932 for the three months ended July 31, 2002 from $2,623 for the comparable period of 2001. The key line items negatively affecting both periods include advertising expense, commissions, and health insurance, while salary expense recorded a sizeable savings.

Interest expense decreased to $176 for the six months ended July 31, 2002 from $424 for the comparable period of 2001 and decreased to $95 for the three months ended July 31, 2002 from $178 for the comparable period of 2001. The lower interest expense is primarily due to a reduction in long-term debt of approximately $3,500.

An income tax benefit of $52 and an income tax expense of $279 were recorded for the six-month and three-month periods ended July 31, 2002 respectively. No income tax expense or benefit was recorded for the comparable periods of 2001. Income taxes are based upon estimates of the full fiscal year effective tax rate.

Liquidity and Capital Resources

Cash provided by operations for the six-month period ended July 31, 2002 was approximately $17 versus cash provided by operations of approximately $1,889 for the comparable period of 2001. Working capital decreased by $192 during the six-month period of 2002 compared to an increase of $9,960 in the prior year. The Company was in compliance with the minimum tangible net worth covenant included in its Loan and Security Agreement at July 31, 2001 but was not in compliance at January 31, 2001. As a result, the long-term debt obligations were classified as a current liability in the January 31, 2001 balance sheet and as a non-current liability in the July 31, 2001 balance sheet. The change in classification accounts for approximately $8,700 of the prior year increase in working capital.

Cash used in investing activities for the six month period ended July 31, 2002 was approximately $284 compared to a cash usage of $337 in the comparable period of 2001. The decrease in capital expenditures in the six-month period of 2002 is due to planned delays in spending.

Cash used in Financing activities for the six month period ended July 31, 2002 was approximately $680 compared to cash provided in the comparable period of 2001 of approximately $854. The cash used in the 2002 period is primarily attributable to reduced borrowings from the Company's revolving credit facility and is partially offset by dividend payments of approximately $158 in the 2002 period.

Effective April 7, 2000, the Company entered into a three-year revolving credit agreement that provides for borrowings of up to $12,000 based on various percentages of eligible inventory and accounts receivable and six-year term loans aggregating $3,279. Amounts currently available under the revolving credit agreements as of July 31, 2002 were approximately $6,600. Effective August 2, 2002, the Company executed a five-year $2,500 term loan to replace an existing seven-year term loan. The revolving credit facility and term loans are collateralized by the assets of the Company.

                                                                       FORM 10-Q
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
                             (amounts in thousands)

The Company was in compliance with the minimum tangible net worth covenant included in its Loan and Security Agreement at July 31, 2002 and July 31, 2001.

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


PART II - OTHER INFORMATION


Item 6.   Exhibits and reports on Form 8-K

         A current report on Form 8-K dated July 19, 2002 was filed to announce that the firm of Crowe, Chizek and Company LLP would no longer serve as the Company's independent accounting firm, effective July 19, 2002. The Company has engaged Plante & Moran LLP as its new independent accountants, also effective July 19, 2002. A letter from Crowe Chizek indicating their response to the statements made by the Company in Form 8-K was also filed.

         A current report on Form 8-K dated September 10, 2002 was filed to announce the refinancing of the Company's existing real estate loan with Fifth Third Bank, Northwestern Ohio, N.A. with a new real estate loan with Sky Bank. The Loan Agreement, dated August 1, 2002, with Sky Bank was also filed.

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


                                                 THE OHIO ART COMPANY
                                                ----------------------
                                                     (Registrant)




Date:     September 13, 2002                /s/ William C. Killgallon
                                            -------------------------
                                                William C. Killgallon
                                                Chairman of the Board




Date:     September 13, 2002                  /s/ M. L. Killgallon II
                                              -----------------------
                                                  M. L. Killgallon II
                                                      President




Date:     September 13, 2002                    /s/ Jerry D. Kneipp
                                                ----------------------
                                                    Jerry D. Kneipp
                                                Chief Financial Officer

                                 CERTIFICATIONS

I,  William C. Killgallon, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of The Ohio Art Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  September 9, 2002



                                             /s/ William C. Killgallon
                                             -----------------------------------
                                             Chairman of the Board,
                                             Principal Executive Officer



I, Jerry D. Kneipp certify that:

1.   I have reviewed this quarterly report on Form 10-Q of The Ohio Art Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  September 9, 2002



                                             /s/ Jerry D. Kneipp
                                             -----------------------------------
                                             Chief Financial Officer