Form 10-Q
period 2002-10-31
OHIO ART CO
filed 2002-12-16
CIK 73942

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

Commission file number 0-4479

THE OHIO ART COMPANY
(Exact name of registrant as specified in its charter)

Ohio (State of Incorporation)	34-4319140 (I.R.S. Employer Identification No.)
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

Yes ☒        No ☐

        At November 30, 2002 there were 886,784 shares outstanding of the Company's Common Stock, $1.00 par value.

PART I—FINANCIAL INFORMATION

Item 1.    Financial statements

THE OHIO ART COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	Oct 31 2002	Oct 31 2001	Oct 31 2002	Oct 31 2001
Net sales	$12,016	$15,060	$28,537	$35,479
Other income	427	486	1,030	904

	12,443	15,546	29,567	36,383
Costs and expenses:
Cost of products sold	7,679	10,049	19,610	24,702
Selling, administrative and general	3,106	3,902	8,314	8,930
Interest	81	196	257	620

	10,866	14,147	28,181	34,252

Income before income taxes	1,577	1,399	1,386	2,131
Provision for income taxes	547	0	495	0

Net income	$1,030	$1,399	$891	$2,131

Net income per share (Note 3)	$1.18	$1.61	$1.02	$2.45
Average shares outstanding (Note 3)	873	871	873	871

See notes to condensed consolidated financial statements.

THE OHIO ART COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share amounts)

	October 31 2002	January 31 2002
	(unaudited)
Assets
Current assets:
Cash	$3,109	$2,199
Accounts receivable less allowance (October—$385; January—$436)	6,209	4,988
Inventories—Note 2
Finished products	1,768	3,247
Products in process	126	126
Raw materials	2,183	1,570

	4,077	4,943
Deferred income taxes	328	823
Prepaid expenses	496	380

Total current assets	14,219	13,333
Property, plant and equipment, net	7,157	7,804
Other assets	1,255	1,414

Total assets	$22,631	$22,551

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,849	$3,221
Other current liabilities	2,031	3,297
Long-term debt due within one year	1,005	1,550

Total current liabilities	7,885	8,068
Long-term obligations, less current maturities	4,943	5,358
Stockholders' equity (Note 3)
Common stock, par value $1.00 per share:
Authorized: 1,935,552 shares Outstanding: 886,784 shares for both periods (excluding treasury shares of 72,976)	887	887
Additional paid-in capital	197	197
Retained earnings	9,022	8,344
Reduction for ESOP loan guarantee	(303)	(303)

Total stockholders' equity	9,803	9,125

Total liabilities and stockholders' equity	$22,631	$22,551

See notes to condensed consolidated financial statements.

THE OHIO ART COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(amounts in thousands)
(unaudited)

	Nine Months Ended
	Oct 31 2002	Oct 31 2001
Cash flows from operating activities
Net income	$891	$2,131
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for depreciation and amortization	1,189	1,300
Changes in assets and liabilities	175	(1,111)
Deferred federal income tax	495	0

Net cash provided by operating activities	2,750	2,320

Cash flows from investing activities
Purchase of plant and equipment, less net book value of disposals	(542)	(436)

Net cash used in investing activities	(542)	(436)

Cash flows from financing activities
Payments of debt	(1,085)	(1,331)
Dividends	(213)	0

Net cash used in financing activities	(1,298)	(1,331)

Cash
Increase during period	910	553
Beginning of period	2,199	536

End of period	$3,109	$1,089

See notes to condensed consolidated financial statements.

THE OHIO ART COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

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

Note 2—Inventories

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

Note 3—Average Shares Outstanding

        Unallocated ESOP shares are deducted from outstanding shares of Common Stock to arrive at average shares outstanding. There are no dilutive securities included in the calculation of earnings per share, accordingly basic and diluted earnings per share are the same.

Note 4—Industry Segments

        The Company has four reportable segments: domestic toy, international toy, Ohio Art diversified products, and Strydel diversified products. The domestic toy segment manufactures and distributes toys through major retailers in the United States while the international toy segment manufactures and utilizes foreign toy companies and sales agents to distribute their products throughout the world. Ohio Art diversified products manufactures and sells custom lithographed products to consumer goods companies. The Strydel diversified products segment manufactures and sells plastic injection molded parts to manufacturers, including Ohio Art.

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

        Financial information relating to reportable segments is as follows:

	Domestic Toy	International Toy	Ohio Art Diversified	Strydel Diversified	Total
Three months ended October 31, 2002
Revenues from external customers	$5,472	$2,293	$3,006	$1,245	$12,016
Intersegment revenues	15	0	0	85	100
Segment income	388	81	554	7	1,030

Three months ended October 31, 2001
Revenues from external customers	$7,647	$3,324	$2,925	$1,164	$15,060
Intersegment revenues	18	0	0	81	99
Segment income (loss)	924	414	69	(8)	1,399

Nine months ended October 31, 2002
Revenues from external customers	$11,960	$6,586	$6,342	$3,649	$28,537
Intersegment revenues	45	0	0	85	130
Segment income	286	385	204	16	891

Nine months ended October 31, 2001
Revenues from external customers	$15,268	$8,526	$8,905	$2,780	$35,479
Intersegment revenues	71	0	0	222	293
Segment income (loss)	1,290	941	206	(306)	2,131

Note 5—Debt (amounts in thousands)

        The Company executed a loan and security agreement on April 7, 2000 that provides for borrowings up to $12,000 for three years under the terms of a revolving credit agreement. Borrowings are subject to availability, based on various percentages of eligible inventory and accounts receivable. In addition, the Company obtained term loans aggregating $3,279, with interest payable monthly at prime plus 1.25% adjusted to prime plus 0.75% as of May 7, 2002 (5.5% effective rate at October 31, 2002) and an unused line fee of 0.5% on the revolving credit agreement. The term loans require monthly payments of $45 plus interest in seventy-two consecutive payments commencing May 1, 2000. The loan and security agreement is collateralized by all real and personal property of the Company.

        In addition, on August 2, 2002, the Company executed a $2,500 term loan to refinance its existing term loan on real estate. The new term loan is payable in monthly installments of $47 including interest at the prime rate (4.75% effective rate at October 31, 2002). The loan is collateralized by all real and personal property of the Company.

        The various financing agreements contain certain financial covenants common to similar agreements that require, among other things, maintenance of minimum amounts of tangible net worth and limit dividend payments and purchases of property, plant and equipment. As of October 31, 2002, the Company was in compliance with these financial covenants.

Note 6—Intangible Assets

	Original Cost	Accumulated Amortization	Net Book Value
Trademarks	$908	$657	$251

        Amortization expenses for the nine months and three months ended October 31, 2002 were $72 and $24 respectively. Estimated amortization expense for the next five years is:

Amount
2003	$89
2004	$71
2005	$51
2006	$31
2007	$9

Item 2.    Management's discussion and analysis of financial condition and results of operations (amounts in thousands)

Results of operations

        Net sales decreased approximately 20% to $28,537 for the nine months ended October 31, 2002 from $35,479 for the comparable period of 2001. For the three-month period, net sales decreased approximately 20% to $12,016 for the quarter ended October 31, 2002 from $15,060 for the comparable period of 2001. Please refer to Note 4 to the condensed consolidated financial statements for a breakdown of sales by segment. For the nine months ended October 31, 2002, the toy segments accounted for approximately $5,200 of the sales decrease and the diversified products segments accounted for approximately $1,700. The Strydel diversified products segment was alone in reporting an increase for the nine-month period. Sales of the Betty Spaghetty® fashion doll, Etch A Sketch® products and seasonal toys decreased by approximately $2,000, $1,400 and $1,300, respectively, during the period. All other toy categories recorded decreases as well. The decline in revenues of the Ohio Art diversified products segment was mainly due to management's decision to turn away unprofitable business. The sales decrease in the third quarter was primarily due to a drop in toy shipments of approximately $3,200, which was partially offset by small increases in both diversified product segments totaling approximately $200.

        The Company's business is seasonal, with approximately 55-65% of its sales being made in the last six months of the calendar year in recent years. Because of the seasonality of the Company's business, the dollar order backlog at the most recent period end, November 30, 2002, is not necessarily indicative of expectations of sales for the full year. Subject to industry practice and comments as detailed in the Company's report on Form 10-K for the year ended January 31, 2002, order backlog as of November 30, 2002 is approximately $6,700 versus $6,500 at the same date in 2001.

        Other income for the nine-month period ending October 31, 2002 increased to $1,030 from $904 for the comparable period of 2001. For the three-month period ending October 31, 2002, other income decreased slightly to $427 from $486 for the comparable period of 2001. The increase in the nine-month period was primarily due to royalties paid by international partners and advances from licensees.

        Gross profit margin (percentage) for the nine-month period ending October 31, 2002 (31.3%) increased from the nine months ended October 31, 2001 (30.4%). The increase is due primarily to lower manufacturing expenses of approximately $600. The Company's cost reduction plan accounts for a significant part of the savings in manufacturing expenses. Gross profit margin (percentage) for the three-month period ending October 31, 2002 (36.1%) increased from the three months ended October 31, 2001 (33.3%). The increase is largely due to the same factors affecting the nine-month period.

        Selling, administrative, and general expenses for the nine months ended October 31, 2002 decreased to approximately $8,300 from $8,900 for the comparable period of 2001 and fell to approximately $3,100 for the three months ended October 31, 2002 from $3,900 for the comparable period of 2001. The key expense areas affected for both periods include advertising, royalties, salaries, and bonus expense, all of which declined. Health insurance and pension expense rose during the same periods.

        Interest expense decreased to $257 for the nine months ended October 31, 2002 from $620 for the comparable period of 2001 and decreased to $81 for the three months ended October 31, 2002 from $196 for the comparable period of 2001. The lower interest expense is due to a reduction in long-term debt and to the lowering of the bank prime lending rate.

        Income tax expenses of $495 and $547 were recorded for the nine-month and three-month periods ended October 31, 2002 respectively. No income tax expense or benefit was recorded for the comparable periods of 2001. Income taxes are based upon estimates of the full fiscal year effective tax rate.

Liquidity and Capital Resources

        Cash provided by operations for the nine-month period ended October 31, 2002 was approximately $2,800 versus cash provided by operations of approximately $2,300 for the comparable period of 2001. A decline of approximately $1,200 in net income was more than offset by positive changes in working capital items and deferred income taxes.

        Cash used in investing activities for the nine-month period ended October 31, 2002 was approximately $500 compared to a cash usage of $400 in the comparable period of 2001. The increase in capital expenditures in the nine-month period of 2002 was primarily due to the planned purchase of environmental control equipment.

        Cash used in Financing activities for the nine-month periods ended October 31, 2002 and October 31, 2001 was approximately $1,300 for each period. The cash used in the 2002 period was applied to reduce borrowings from the Company's revolving credit facility and dividends paid of approximately $1,100 and $200 respectively.

        Effective April 7, 2000, the Company entered into a three-year revolving credit agreement that provides for borrowings of up to $12,000 based on various percentages of eligible inventory and accounts receivable and six-year term loans aggregating $3,279. The amount currently available under the revolving credit agreements as of October 31, 2002 was approximately $7,700. Effective August 2, 2002, the Company executed a five-year $2,500 term loan to replace an existing term loan. The revolving credit facility and term loans are collateralized by the assets of the Company.

        The Company was in compliance with the covenants included in its credit agreements at October 31, 2002 and October 31, 2001.

        Certain of the matters discussed in Management's Discussion and Analysis contain certain forward-looking statements concerning the Company's operations, economic performance, and financial condition. These statements are based on the Company's expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated due to various factors, including those discussed herein.

Critical accounting policies

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

        The Company has established a reserve for customer returns and defective merchandise based on our past experience. As of October 31, 2002, the accrual rate is 2.6% of gross sales and the account balance is $663.

Property, plant and equipment

        Property, plant and equipment are recorded at cost. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the respective assets.

Revenue recognition

        Revenue for all segments is recognized when products are shipped to customers. Royalty income is recognized as earned. Shipments are based on customer orders. Revenue is recognized at the time of shipment and is not dependent on customer acceptance. The Company's Diversified Products segments manufacture to customer specifications.

Product development costs

        Costs related to the development of new products and changes to existing products are charged to operations as incurred.

Financial instruments

        The carrying amounts for cash, accounts receivable and short and long term debt approximate fair market value. The carrying value of debt approximates market based on current borrowing rates.

Inventory valuation

        Inventories are valued at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method.

Treasury stock

        Treasury stock is recorded as a reduction of the company's equity at the cost of the acquired shares. The common stock account is reduced by the par value of the treasury shares acquired with the remaining cost recorded as a reduction of additional paid in capital.

Item 3.    Qualitative and quantitative disclosures about market risk

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

        The Company's interest expense is sensitive to the level of the U.S. prime rate as described in Note 5 to the condensed consolidated financial statements. The Company is not a party to any material derivative financial instruments.

Item 4.    Controls and procedures

  a.
  Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.

  b.
  There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their previous evaluation.

PART II—OTHER INFORMATION

Item 6.    Exhibits and reports on Form 8-K—

  a.
  Exhibit

    99.1    Certification pursuant to 18 U.S.C. Section 1350 of William C. Killgallon

    99.2    Certification pursuant to 18 U.S.C. Section 1350 of Jerry D. Kneipp

        The Company did not file any reports on Form 8-K during the three months ended October 31, 2002.

        The information called for in Items 1, 2, 3, 4, and 5 are not applicable.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE OHIO ART COMPANY (Registrant)
Date: December 13, 2002	/s/ William C. Killgallon William C. Killgallon Chairman of the Board
Date: December 13, 2002	/s/ M. L. Killgallon II M. L. Killgallon II President
Date: December 13, 2002	/s/ Jerry D. Kneipp Jerry D. Kneipp Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

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

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 13, 2002

/s/	William C. Killgallon

William C. Killgallon Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

        I, Jerry D. Kneipp, certify that:

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

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 13, 2002

/s/	Jerry D. Kneipp

Jerry D. Kneipp Chief Financial Officer

QuickLinks

  PART I—FINANCIAL INFORMATION
  Item 1. Financial statements
  Item 2. Management's discussion and analysis of financial condition and results of operations (amounts in thousands)
  Item 3. Qualitative and quantitative disclosures about market risk
  Item 4. Controls and procedures
  PART II—OTHER INFORMATION
  Item 6. Exhibits and reports on Form 8-K—
SIGNATURES