Form 10-K
period 2003-01-31
OHIO ART CO
filed 2003-05-01
CIK 73942

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended January 31, 2003

Commission file number 0-4479.

THE OHIO ART COMPANY

(Exact name of Registrant as specified in its charter)

Ohio	34-4319140
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 111, Bryan, Ohio	43506
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	419-636-3141

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 Par Value	American Stock Exchange

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

Yes    ☒       No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of July 31, 2002 was approximately $5,860,000 (based upon the closing price of $15.25 on The American Stock Exchange).  The number of shares outstanding of the issuer’s Common Stock as of April 25, 2003 was 886,784.  It is estimated that 43% of that stock is held by non-affiliates.  (Excludes shares beneficially owned by officers and directors and their immediate families).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐.  No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Portions of the Proxy Statement for Annual Meeting of Stockholders to be held on June 3, 2003 filed with the SEC pursuant to Schedule 14D Part III.

SAFE HARBOR STATEMENT

This document and supporting schedules contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, and as such, only reflects the Company’s best assessment at this time.  Investors are cautioned the forward-looking statements involve risks and uncertainties, that actual results may differ materially from such statements, and that investors should not place undue reliance on such statements.  For a discussion of factors that may affect actual results, investors should refer to Item 1 of this Form 10-K.

PART I

Item 1.  Business

The Ohio Art Company and its subsidiaries (the “Company”) is principally engaged in two lines of business:  (a) the manufacture and distribution of toys (both domestically and internationally) and (b) the manufacture and sale of custom metal lithography (Ohio Art Diversified) and molded plastic products (Strydel Diversified) to other manufacturers and consumer goods companies.  (See Note 6 of Notes to Consolidated Financial Statements included herein for the year ended January 31, 2003)

Products and Distribution

The Company manufactures and markets approximately 50 toy items including the nationally advertised Etch A Sketch®, Travel Etch A Sketch®, and Pocket Etch A Sketch® drawing devices, Betty Spaghetty® fashion doll, A.R.M. 4000XL™ water toy, and basketball sets.

The Company maintains showrooms in Bryan, Ohio and New York City and distributes its toy products through its own full-time sales force and through manufacturers’ representatives.  The toy products are sold domestically directly to general and specialty merchandise chains, discount stores, wholesalers, and mail order houses, and in foreign countries both direct to customers and through licensees.

The Company’s Diversified Products segments manufacture specialty plastic components and lithographic metal items such as parts for automobile trim, lithographed metal serving trays, replica metal signs, photofilm canisters, decorative tins, and metal food containers.  These products are sold to customers directly or through manufacturers’ representatives.

The following table reflects the approximate percentage of total sales contributed by each class of similar products of the Company’s total sales in each of the last three fiscal years.

Year Ended

CLASS	1/31/03	1/31/02	1/31/01
Writing and Drawing Toys	26%	27%	26%
Activity Toys	2%	5%	9%
Small Dolls	36%	37%	28%
Diversified Products	36%	31%	37%

Competition

The toy industry is highly competitive, and among the Company’s competitors are a number of substantially larger firms having greater financial resources and doing a substantially greater volume of business.  Published statistics for the year 2002 indicate the Company accounted for less than one percent (1%) of the total toy sales in the United States.  Competition in the

Company’s business is believed to be based on novelty of product, customer appeal, merchandising of character licenses, ability to deliver products on a timely basis, price, and reputation for quality.

The Diversified Products segments are primarily products manufactured to customers’ specifications.  The Company believes that the principal competitive factors in this business are price and demonstrated ability to deliver quality products on a timely basis.

Seasonality

The Company’s toy business is seasonal and historically approximately 55% to 60% of its sales have been made in the last six months of the fiscal year.  Second half shipments in the last two fiscal years amounted to 56% and 55% of annual sales respectively. Historically, the second half is particularly strong as the primary selling season is prior to the Christmas holiday.  The Company’s customers in recent years have ordered later in the year in an effort to control inventories. Results for the first six months of fiscal 2003 for all divisions, except Strydel Diversified Products, trailed the sales performance for the comparable period in fiscal 2002.  Sales of the Company’s Betty Spaghetty® fashion doll and Etch A Sketch drawing toy were down slightly from the previous year.  The Diversified Products segments reported a sales decline for the first six months of fiscal 2003 due to the loss of a major customer in the Ohio Art Diversified Products division.  The Strydel division demonstrated sales growth in excess of 30% over the comparable period of fiscal 2002. The Diversified Products segments do not have any established seasonal pattern.

For additional information regarding the Company’s various segments, see Footnote 6 to the Consolidated Financial Statements.

Backlog

The Company’s order backlog at the end of any fiscal year is not a meaningful predictor of financial results of the preceding or succeeding year.  Historically, new toy products have been introduced at the annual industry trade fair in February in New York and at foreign trade fairs, which generally occur within a thirty-day period prior to the U.S. trade fair.  In recent years there has been a trend to earlier introduction of new items to major customers.  Major customers normally place tentative orders during the first and second calendar quarters which indicate the items they will be buying for the coming season and an indication of quantity.  These orders are usually “booking” orders which have no designated shipment date.  Customers confirm specific shipment dates during the year to meet their requirements.  Industry practice is that these orders are cancelable until shipped at no cost to the customer.  Because the Company’s product mix has a high percentage of promotional type products, the dollar amount of orders in the order backlog which have been canceled in the third and fourth quarters has been unpredictable.  It is therefore difficult to state the level of firm order backlog.

Order backlog at any point in time is impacted by the timing of the February trade fair and placing of initial tentative orders by major accounts, the product mix between spring and fall items, the mix between domestic versus international orders, and the year-end inventory carry-over of the Company’s products at the retail level on the part of its customers.  The order backlogs believed to be firm, subject to comments above, as of mid-April were:

2003 - approximately  $5,400,000

2002 - approximately  $6,200,000

The seasonal nature of the business generally requires a substantial build-up of working capital during the second and third calendar quarters to carry inventory and accounts receivable.  Extended payment terms are in general use in the toy industry to encourage earlier shipment of merchandise required for selling during the spring and Christmas seasons.

Raw Materials

The Company’s basic raw materials are sheet metal, inks and coatings, plastic resins, fiber board, and corrugated containers and are generally readily available from a number of sources.  Although the Company has at times not been able to procure sufficient quantities of certain raw materials to meet its needs, adequate supplies have been available in recent years.

The Company imports a variety of plastic and miscellaneous parts as well as finished products from China and steel from Japan for its lithography business.  In the fiscal years ended January 31, 2003 and 2002, these imports accounted for approximately 30% of the total cost of goods sold for both periods.  Tariffs, internal affairs of foreign countries, and other restraints on international trade have not materially affected the Company to date but, no assurance can be given that these conditions will continue.  The Company has utilized forward exchange contracts to cover requirements for major purchase commitments based on foreign currencies.  However, the use of foreign exchange contracts has not been necessary in the past ten years.

Intellectual Property

Preventing competitors from copying the Company’s toy products is important, and where possible, the Company attempts to protect its products by the use of patents, trademarks, copyrights, and exclusive licensing agreements.  The Company believes its patents, trademarks, trade names, copyrights, and exclusive licensing agreements are important to its business, but it is unable to state what their value is, or that their validity will be maintained, or that any particular pending application will be successful.  It is believed that the loss of proprietary rights for any important product might have a material adverse effect on the Company’s business.

The Company’s Diversified Products segments sell products manufactured to customers’ specifications and does not rely on its own patents, trademarks, or copyrights to any material extent.

The Company has an established program for licensing others to manufacture and/or distribute its products outside the United States.  International sales declined in fiscal 2003 as increased competition in the small doll category impacted sales in Europe of the Betty Spaghetty® fashion doll.

Employees

Because of the seasonal nature of the Company’s business, the number of full-time employees at January 31, 2003, 2002, and 2001 is not as indicative of activity as the average number of employees during the year.  The average number of full-time employees has been: 2003 – 191, 2002 – 204, 2001 - 304.

The Company maintains its own design and development staff and, in addition, utilizes contractual arrangements with outside development groups.  Approximately $357,000, $346,000, and $328,000 for the years ended January 31, 2003, 2002 and 2001, respectively, was spent on such activities.  Outside development expenses for 2003, 2002, and 2001 were approximately $145,000, $26,000, and $13,000 respectively.

Customers

Customers of the toy segment include a number of large retailers.  A number of major toy retailers have, in recent years, experienced financial difficulties resulting in either bankruptcy, restructuring, or slow payment.  The loss of any of these customers could have a material adverse effect on this segment of the Company’s business.  In 2003 and 2002, the Company’s top two major retailers were Wal-Mart and Target, based on the Company’s consolidated revenues.  In 2003 and 2002, Wal-Mart accounted for 10% or more of the Company’s sales.  In 2001, Wal-Mart, Eastman Kodak, and Toys R Us each accounted for 10% or more of the Company’s sales.  For additional information, see Note 6 of Notes to Consolidated Financial Statements included herein for the year ended January 31, 2003.

Sales of the Company’s Diversified Products segments are concentrated in a limited number of accounts.  Sales to the five largest customers accounted for approximately 77% in both fiscal 2003 and 2002 and 70% in fiscal 2001 of the total sales of these segments.  The loss of any of these customers could have a material adverse effect on the Diversified Products segments of the Company’s business.

Executive Officers of the Company

Officers are elected annually to serve until the first meeting of directors following the annual meeting of shareholders in each year.

Name	Age	Present Position With Company	First Year Elected To Present Position
William C. Killgallon	64	Chairman	1989
Martin L. Killgallon II	55	President	1989
J. D. Kneipp	58	Chief Financial Officer	1999
E. A. Clark, Jr.	62	Vice President Manufacturing	2000
J. D. Wood	49	Vice President Product Development	2000
W. E. Shaffer	80	Secretary	1995

J. D. Kneipp was elected Chief Financial Officer in December 1999.  He had previously served as Controller since his election in July 1998 and as Accounting Manager since his date of employment in April 1997.

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

Item 2.  Properties

The Company owns plants located in Bryan, Ohio, which consist of approximately 60,000 square feet of office, 374,000 square feet of production, and 227,000 square feet of warehouse space.  The Company also owns a plant in Stryker, Ohio, which consists of approximately 134,000 square feet.  The majority of the Company’s facilities are of masonry construction and are adequate for its present operations.  Production of metal lithography is normally scheduled on a two- shift, eight hour, five day week with overtime for Saturday and Sunday at the Bryan, Ohio facilities.  The Stryker, Ohio plant is normally scheduled on the basis of three-shift operations.

Item 3.  Legal Proceedings

Neither the Company nor any of its subsidiaries is involved in pending legal proceedings which, in the aggregate, could reasonably be expected to materially affect the Company’s financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for the Company’s Common Stock and Related Stockholder Matters

The principal market for the Common Stock of The Ohio Art Company is the American Stock Exchange (the “Exchange”) under Ticker Symbol “OAR”.  The approximate number of record holders of the Company’s Common Stock at January 31, 2003 was 836.  The high and low sales prices of the stock on that Exchange, as reported by the Exchange, and earnings (loss) and dividends per share paid on the stock in 2003 and 2002 by quarter, were as follows:

	Fiscal Year Ended January 31, 2003
	Sales Prices		Income	Dividend Declared
	High	Low
Feb – Apr	$32.25	$18.25	$(.74)	$.16
May – Jul	25.00	10.50	.58	.04
Aug – Oct	14.75	10.25	1.18	.04
Nov – Jan	21.00	10.25	.39	.04

	Fiscal Year Ended January 31, 2002
	Sales Prices		Income	Dividend Declared
	High	Low
Feb – Apr	$5.00	$2.80	$.05	$.00
May – Jul	17.00	4.90	.79	.00
Aug – Oct	14.45	8.70	1.61	.04
Nov – Jan	30.50	11.90	1.15	.04

The Board of Directors suspended dividend payments effective April 16, 1999.  Dividend payments were reinstated on December 4, 2001.

Item 6.  Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA YEARS ENDED

JANUARY 31, 2003, 2002, 2001, 2000, AND 1999

(Amounts in thousands, except per share data)

	JANUARY 31

	2003	2002	2001	2000	1999
Net Sales and Other Income	$38,987	$46,872	$46,674	$54,777	$47,149
Net Income (Loss)	1,229	3,136	(1,380)	356	(1,722)
Net Income (Loss) per Share of Common Stock (a)	1.41	3.60	(1.59)	.41	(1.98)
Dividends Declared per Share of Common Stock	.28	.08	.00	.00	.16
Dividends Paid per Share of Common Stock(b) (e)	.28	.04	.00	.04	.16
Book Value per Share of Common Stock (c)	9.90	10.29	6.99	8.53	8.70
Average Number of Shares Outstanding	872,979	870,787	865,516	865,046	869,307
Stockholders of Record (d)	836	781	908	803	691
Working Capital (Deficit)	$5,819	$5,265	$(3,349)	$9,694	$(6,204)
Property, Plant and Equipment (net)	7,355	7,804	8,985	10,258	11,478
Total Assets	20,456	22,551	22,944	28,361	33,220
Long-Term Obligations	4,795	5,358	971	13,798	777
Stockholders Equity	8,777	9,125	6,203	7,563	7,716
Average Number of Employees	191	204	304	309	323

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operations

The following table sets forth for the periods indicated selected statement of operations  items, the percentage relationship to net sales, and the percentage increase or decrease of such items as compared to the corresponding period:

	JANUARY 31,
	2003	2002	2001	2003	2002
	(Dollars in thousands)			% Increase (Decrease)
Net Sales	$37,334	$45,544	$45,947	(18.0)%	(.9)%
Gross Margin	11,627	13,625	11,436	(14.7)%	19.1%
Percent of Net Sales	31.1%	29.9%	24.9%

Selling, Administrative and General	$10,803	$11,744	$11,804	(8.0)%	(.5)%
Percent of Net Sales	28.9%	25.8%	25.7%

Income from Operations before Interest Expense and Taxes	$2,478	$3,209	$358	(22.8)%	796.4%
Percent of Net Sales	6.6%	7.0%	.8%

Interest Expense	$306	$766	$1,739	(60.1)%	(56.0)%
Percent of Net Sales	.8%	1.7%	3.8%

Income Tax Expense (Benefit)	$943	$(693)	$0	236.1%	N/A
Percent of Net Sales	2.5%	(1.5)%	0%

Net Income (Loss)	$1,229	$3,136	$(1,380)	(60.8)%	327.2%
Percent of Net Sales	3.3%	6.9%	(3.0)%

The Company’s net sales for the year ended January 31, 2003 decreased 18% from the prior year.  Both the domestic and international toy segments reported lower revenue due to lackluster worldwide toy shipments.  All of the Company’s major toy categories, Fashion Dolls, Making Creativity Fun™, and Spring Water Toys, trailed fiscal 2002 results.  Sales of Betty Spaghetty® fashion dolls and Etch A Sketch® drawing toys were impacted by the West Coast dock strike and by competitive pressures in their respective market niches.  Ohio Art Diversified sales were down nearly 20% from the previous year, primarily due to the loss of a major customer.

Performance by the Strydel Diversified segment ran counter to the trend exhibited by the other divisions and experienced sales increases in excess of 30% for the fiscal year.

Net sales for the year ended January 31, 2002 decreased less than 1% from the prior year.  This decrease was more than offset by increases in royalty and other income.  Sales of the Etch A Sketch® drawing toys were up 10% as domestic shipments continued to grow.  Betty Spaghetty® fashion doll shipments rose 25% as strong performances by our overseas partners more than offset the continued soft demand in the domestic market.  Overall, international toy sales increased 56% on the strength of the retail movement of Betty Spaghetty® fashion dolls in European and Australian markets.  Ohio Art Diversified sales were down 23% from the previous year due to weak demand from our key customer base, as well as from discontinuing sales to customers whose business did not meet profit objectives.  Strydel Diversified sales were up 9% from the prior year as the segment reversed the previous year’s sales declines.

Aggregate toy segment export sales from the United States, foreign royalty income, and direct shipments from foreign manufacturers to foreign customers included in consolidated revenues amounted to approximately $8,689,000, $11,458,000, and $7,170,000 in fiscal years 2003, 2002, and 2001, respectively, of which approximately $6,505,000, $9,611,000, and $4,700,000 in fiscal years 2003, 2002, and 2001 respectively, were to customers in the European community.

The Company’s gross margin percentage in 2003 (31.1%) showed solid gains over the previous year (29.9%).  All segments reported higher gross margins except International Toy, which fell 0.6%.  In total, toy segment margins rose 1.0% due to lower sales deduction and overhead expenses.  Ohio Art Diversified reported a margin improvement of 0.8%, largely due to reduced sales deduction expenses.  Strydel Diversified margins improved significantly (9.1%) partly on the strength of a 34% sales gain over the previous year.  The additional volume enabled the segment to absorb more of its fixed overhead costs.

The gross margin percentage in 2002 (29.9%) improved considerably from the level of the prior year (24.9%).  All segments reported higher margins except Strydel Diversified.  Toy segment and Ohio Art Diversified margins rose 5.4% and 2.5% respectively, largely due to lower sales deduction expenses and to overhead savings resulting from the Company’s cost reduction program.  Strydel Diversified margins fell 10.6%, primarily due to the loss of intercompany production, which had absorbed some of the fixed overhead costs in previous years.

Selling, administrative, and general expenses in fiscal 2003 decreased by approximately $941,000 from the preceding year. Significant reductions in advertising expenditures ($403,000) and salary expense ($841,000) were partially offset by higher pension, health insurance and outside development expenses.  Bonuses to be paid to office employees in March 2003 amounted to less than $200,000.

Selling, administrative, and general expenses in fiscal 2002 were reduced by approximately $60,000 from the preceding year. Advertising expense declined approximately $500,000, as expenditures were limited to a percentage of sales.  Royalty expense increased approximately $100,000 due to higher sales of the Betty Spaghetty® fashion doll, but this was largely offset by lower domestic commission expense.  The Company accrued approximately $800,000 for bonuses to be paid to office employees in March 2002.

Interest expense decreased approximately $460,000 in fiscal 2003 from the previous year as the Company continued its efforts to reduce outstanding debt through improvements in cash flow and as a result of lower interest rates.  The Company repaid approximately $1,300,000 of long-term debt in fiscal 2003, most of it in the third and fourth quarters.

Interest expense decreased significantly in fiscal 2002 from the prior year.  The Company’s loans, which are based on the prime bank lending rate, were favorably affected by declines in this rate during the year.  In addition, the Company repaid approximately $4,200,000 of the long-term debt during the year.

The Company achieved fiscal 2003 income before taxes of $2,172,000, $271,000 less than the previous year, despite an 18% decrease in net sales.  The decline of approximately $2,000,000 in gross margin was countered by lower selling, administrative and general expenses ($941,000) and interest expense ($460,000) coupled with higher royalty and other income items ($325,000).

The fiscal 2002 income before income taxes of $2,443,000 resulted from a combination of factors, including significantly lower sales deduction, production-related overhead, advertising, and interest expenses, along with an increase in royalty income.

Critical accounting policies

Management’s discussion and analysis of our financial position and results of operations are based on financial statements prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America and require management to make estimates and assumptions during their preparation.

An explanation of critical accounting policies is included in Item 8, Financial Statements and Supplementary Data, as Note 1 of Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies.

Note 3 of Notes to Consolidated Financial Statements presents the components of the income tax provision (benefits) for fiscal years 2003, 2002 and 2001, and the reconciliation of taxes at the statutory rate to the Company’s income tax expense.  Also included in Note 3 is a discussion of the Company’s valuation allowance.

Liquidity And Sources Of Capital

Because of the seasonal nature of the toy business, the Company normally requires a substantial build-up in working capital from the beginning of the year to a seasonal peak during the third quarter.  Extended payment terms are in general use in the toy industry to encourage earlier shipments of merchandise required for selling during the Christmas season.  As a result, the Company’s working capital requirements typically increase with seasonal shipments as collection of a substantial portion of accounts receivable is deferred until the fourth quarter.  This increased working capital requirement has been financed in recent years by borrowings under a revolving line of credit.

The Company has made a concerted effort to improve cash flows from operating activities in recent years.  Net cash generated from operating activities amounted to approximately $2,700,000, $6,400,000 and $2,200,000 in fiscal years 2003, 2002 and 2001 respectively.  Most of the improvement in these years has been derived from net income and reductions in inventory, accounts receivable and non-cash items.

Cash used in investing activities for fiscal year 2003 increased approximately $593,000 over the previous fiscal year with most of the increase earmarked for new product development and pollution control equipment.  Purchases of property, plant and equipment in fiscal years 2003, 2002 and 2001 amounted to approximately $1,032,000, $509,000 and $623,000, respectively.  The Company spent significantly less than the provision for depreciation and amortization in each of these years.

Cash used in financing activities for fiscal years 2003, 2002, and 2001 amounted to approximately $1,500,000, $4,200,000 and $3,500,000 respectively.  Funds provided by other activities were primarily used to reduce the Company’s long-term and short-term debt.

Effective April 7, 2000, the Company entered into a three-year revolving credit agreement that provides for borrowings of up to $12,000,000 based on various percentages of eligible inventory and accounts receivable and six-year term loans aggregating $3,279,000.  On March 31, 2003, the term of the revolving credit agreement was extended one month to May 7, 2003.  This extension may be continued from month to month until a new loan agreement has been executed.  The Company is currently seeking alternative sources of financing, and it plans to have a new revolving credit agreement in place by the end of the second quarter.  In addition, the Company executed a five-year $2,500,000 term loan on August 1, 2002 to replace an existing term loan.  The credit agreement is subject to its borrowing base and current amounts available under the revolving credit agreement as of January 31, 2003 were $6,284,000. The revolving credit facility and term loans are collateralized by the assets of the Company.

The outstanding loan balances at January 31, 2003 were $0 on the revolving credit agreement, approximately $3,805,000 on the term loans, and $283,000 on the Company’s ESOP.  The outstanding loan balances at January 31, 2002 were $0 on the revolving credit agreement, approximately $5,084,000 on the term loans, and $303,000 on the Company’s ESOP.

The Company was in compliance with the minimum tangible net worth and minimum debt service coverage covenants included in its loan agreements at January 31, 2003.

Environmental Matters

The Company is subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States.  The Company is subject to the regulations of the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters, and the United States Environmental Protection Agency.  These groups and other federal agencies have the authority to promulgate regulations that could have an impact on the Company’s operations.

The Company received a State of Ohio Environmental Protection Agency (EPA) notice of violation letter in April 2003 in connection with certain of the Company’s air emissions that have been monitored by the EPA for the past few years. The Company recently installed new equipment to comply with EPA standards.  The Company is engaged in ongoing negotiations to reach a settlement with the EPA and cannot predict the outcome of these negotiations as yet.  The Company does not believe that the settlement will have a material adverse effect on its results of operations or financial condition.

Impact Of Inflation And Changing Prices

The Company’s current labor contracts and management compensation policies have lessened the impact that wage inflation has on operations because compensation above base wages has been based on overall Company performance.  Although the Company continued to be affected by increased costs of materials and services during fiscal 2003, the magnitude of these increases, other than costs of natural gas, required pension funding and employee health care, over the past several years has not been significant in most areas of the business.

Natural gas rates were relatively stable throughout most of fiscal 2003, but rates began to rise again late in the fourth quarter of the year.  Increases in natural gas rates affect the lithography business, which utilizes gas-powered ovens, most directly.  However, short-term increases in gas rates are not expected to have a material adverse effect on lithography product costs.  The Company’s premium-based health insurance plan experienced a 30% rate increase in fiscal 2003 due to increased claims experience along with a general increase in the cost of health-related services.  Insurance premiums for fiscal 2004 are expected to be 7% higher than in fiscal 2003.

In recent years, a higher percentage of component parts used in the Company’s products have been purchased from sources outside of the United States.  Changes in product mix in fiscal years 2003, 2002, and 2001 resulted in only a small portion of these purchases being committed in foreign currencies and therefore only minor exposure to exchange risk.

Some of the primary raw materials used in the manufacture of the Company’s products are petrochemical derivative plastics.  Costs of these raw materials are closely tied to the price of oil.  Costs were relatively constant throughout fiscal 2003 but have begun to increase in recent months as a consequence of events in the Middle East.  During a period of rapidly rising costs the Company is not able to fully recover cost increases through price increases due to competitive conditions and trade practices.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

The Company’s earnings and cash flow are not directly affected by foreign currency exchange since nearly all purchases and sales are made in U.S. currency.  However, the Company could be affected indirectly, either positively or negatively, since the majority of its toy products are manufactured by unrelated vendors overseas and the price of the products is influenced by the foreign exchange rate.

The Company’s interest expense is sensitive to the level of the U.S. prime rate as described in Note 2 to the Consolidated Financial Statements.  The Company is not a party to any material derivative financial instruments.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

The Ohio Art Company and Subsidiaries

Bryan, Ohio

We have audited the accompanying consolidated balance sheet of The Ohio Art Company and Subsidiaries as of January 31, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable  assurance  about  whether  the  financial  statements  are  free  of  material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Ohio Art Company and Subsidiaries as of January 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

Toledo, Ohio
March 6, 2003

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

The Ohio Art Company

Bryan, Ohio

We have audited the 2002 and 2001 consolidated financial statements and financial statement schedule of The Ohio Art Company and Subsidiaries, listed in Item 15(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the 2002 and 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Ohio Art Company and Subsidiaries as of January 31, 2002 and the results of its operations and its cash flows for the years ended  January 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Crowe Chizek and Company LLC

Fort Wayne, Indiana
March 7, 2002

CONSOLIDATED FINANCIAL STATEMENTS

The Ohio Art Company and Subsidiaries

Consolidated Balance Sheets

	January 31
	2003	2002
Assets
Current assets:
Cash	$2,184,236	$2,199,133
Marketable securities	1,505,850	—
Accounts receivable, less allowances of $520,055 in 2003 and $435,500 in 2002	4,221,706	4,988,226
Inventories:
Materials and purchased parts	1,026,461	1,570,342
In process	58,068	125,970
Finished products	2,824,754	3,246,303
Inventories at first in, first out (FIFO) method	3,909,283	4,942,615
Deferred income taxes	586,142	823,144
Prepaid expenses	295,246	380,051
Total current assets	12,702,463	13,333,169

Other assets:
Cash value of life insurance, less policy loans of $185,271 in 2003 and 2002	88,271	66,432
Restricted cash	—	100,000
Deposits and advances	310,342	611,690
Prepaid pension asset	—	635,405
Total other assets	398,613	1,413,527

Property, plant and equipment:
Land	161,639	164,626
Land improvements	177,114	153,494
Leasehold improvements	132,920	132,920
Buildings and building equipment	7,952,510	7,853,847
Machinery and equipment	31,332,487	30,419,317
Total property, plant and equipment	39,756,670	38,724,204
Less allowances for depreciation and amortization	32,401,500	30,920,143
Net property, plant and equipment	7,355,170	7,804,061
Total assets	$20,456,246	$22,550,757

See accompanying notes to financial statements.

The Ohio Art Company and Subsidiaries

 Consolidated Balance Sheets (Continued)

	January 31
	2003	2002
Liabilities
Current liabilities:
Accounts payable	$2,731,013	$3,220,905
Employees’ compensation and amounts withheld therefrom	446,849	1,584,113
Taxes, other than income taxes	484,452	511,209
Other liabilities	936,504	1,166,464
Dividend payable	35,471	35,471
Long-term debt due or callable within one year	2,249,474	1,550,000
Total current liabilities	6,883,763	8,068,162

Long-term debt, less amounts due or callable within one year	1,838,987	3,836,727
Deferred income taxes	267,142	250,112
Accrued pension	2,409,415	1,035,040
Other	280,000	236,146
Total liabilities	11,679,307	13,426,187

Stockholders’ equity:
Common Stock, par value $1.00 per share:
Authorized - 1,935,552 shares
Outstanding - 886,784 shares	886,784	886,784
Additional paid -in capital	196,898	196,898
Reduction for ESOP loan	(283,000)	(303,000)
Accumulated other comprehensive loss, net of tax	(1,530,867)	(182,930)
Retained earnings	9,507,124	8,526,818
Total stockholders’ equity	8,776,939	9,124,570
Total liabilities and stockholders’ equity	$20,456,246	$22,550,757

See accompanying notes to financial statements.

The Ohio Art Company and Subsidiaries

Consolidated Statements of Operations

	Year Ended January 31,
	2003	2002	2001
Revenue:
Net sales	$37,333,666	$45,544,270	$45,946,832
Royalty income	1,378,249	1,229,335	612,925
Other income	274,813	98,673	114,034
Total revenue	38,986,728	46,872,278	46,673,791
Costs and expenses:
Cost of products sold	25,706,175	31,919,510	34,511,292
Selling, general and administrative	10,802,517	11,743,882	11,804,345
Interest	306,449	766,116	1,738,642
Total costs and expenses	36,815,141	44,429,508	48,054,279
Income (loss) before income taxes	2,171,587	2,442,770	(1,380,488)

Provision for (benefit from) income taxes	943,000	(692,838)	—
Net income (loss)	$1,228,587	$3,135,608	$(1,380,488)

Net income (loss) per share	$1.41	$3.60	$(1.59)

Average number of shares outstanding	872,979	870,787	865,516

See accompanying notes to financial statements.

The Ohio Art Company and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock	Additional Paid-In Capital	Reduction For ESOP Obligation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balances – January 31, 2000	$886,784	$196,898	$(363,000)	$6,842,641	$—	$7,563,323
Net loss	—	—	—	(1,380,488)	—	(1,380,488)
Adjustment to ESOP loan	—	—	20,000	—	—	20,000
Balances – January 31, 2001	886,784	196,898	(343,000)	5,462,153	—	6,202,835
Comprehensive income:
Net income	—	—	—	3,135,608	—	3,135,608
Additional minimum pension liability, net of tax of $95,000	—	—	—	—	(182,930)	(182,930)
Net comprehensive income (loss)						2,952,678
Adjustment to ESOP loan	—	—	40,000	—	—	40,000
Dividends	—	—	—	(70,943)	—	(70,943)
Balances – January 31, 2002	886,784	196,898	(303,000)	8,526,818	(182,930)	9,124,570
Comprehensive income
Net income	—	—	—	1,228,587	—	1,228,587
Additional minimum pension liability, net of tax of $709,000	—	—	—	—	(1,347,937)	(1,347,937)
Net comprehensive income (loss)						(119,350)
Adjustment to ESOP loan	—	—	20,000	—	—	20,000
Dividends	—	—	—	(248,281)	—	(248,281)
Balances - January 31, 2003	$886,784	$196,898	$(283,000)	$9,507,124	$(1,530,867)	$8,776,939

See Notes to Financial Statements

The Ohio Art Company and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended January 31,
	2003	2002	2001
Cash flows from operating activities
Net income (loss)	$1,228,587	$3,135,608	$(1,380,488)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for depreciation and amortization	1,554,639	1,689,656	1,839,775
Deferred federal income taxes	943,000	(573,032)	—
Provision for losses on accounts receivable	84,055	(39,789)	112,773
Scholarship obligation expense	43,854	(13,500)	97,465
Gain on sale of property, plant and equipment	(8,659)	(12,500)	(6,000)
Changes in operating assets and liabilities:
Marketable securities	(1,505,850)	—	—
Accounts receivable	682,465	1,017,719	1,262,476
Inventories	1,033,331	680,397	1,016,293
Accounts payable	(489,892)	(738,465)	(56,856)
Prepaid expenses, other assets, accrued expenses and other liabilities	(988,234)	1,246,554	(722,486)

Net cash provided by operating activities	2,577,296	6,392,648	2,162,952

Cash flows from investing activities
Purchases of property, plant and equipment	(1,032,466)	(508,578)	(622,907)
Changes in net cash value of life insurance	(21,839)	(29,825)	122,104
Proceeds from sale of property, plant and equipment	8,659	12,500	6,000

Net cash used in investing activities	(1,045,646)	(525,903)	(494,803)

Cash flows from financing activities
Borrowings	2,500,000	44,414,045	39,186,959
Repayments	(3,798,266)	(48,581,738)	(42,728,985)
Cash dividends paid	(248,281)	(35,471)	—

Net cash used in financing activities	(1,546,547)	(4,203,164)	(3,542,026)

Cash
Increase (decrease) during year	(14,897)	1,663,581	(1,873,877)
At beginning of year	2,199,133	535,552	2,409,429

Cash, end of year	$2,184,236	$2,199,133	$535,552

See accompanying notes to financial statements.

The Ohio Art Company and Subsidiaries

Notes To Consolidated Financial Statements

1.               Summary of Significant Accounting Policies

The Ohio Art Company and Subsidiaries (the “Company”) was founded in Bryan, Ohio in 1908 and is principally engaged in two lines of business:  (a) the manufacture and distribution of toys (both domestically and internationally) and (b) the manufacture and sale of custom metal lithography (Ohio Art Diversified) and molded plastic products (Strydel Diversified) to other manufacturers and consumer goods companies.

The Company manufactures and markets approximately 50 toy items including the nationally advertised Etch A Sketch®, Travel Etch A Sketch, and Pocket Etch A Sketch drawing devices, Betty Spaghetty® Fashion Doll, A.R.M. 4000XL™ Water Toy, and basketball sets.

The Company maintains showrooms in Bryan, Ohio and New York City and distributes its products through its own full-time sales force and through manufacturers’ representatives.  The toy products are sold directly to general and specialty merchandise chains, discount stores, wholesalers, mail order houses, and both direct to customers and through licensees in foreign countries.

The Company’s Diversified Products segments manufacture specialty plastic components and lithographic metal items such as parts for automobile trim, lithographed metal serving trays, replica metal signs, photofilm canisters, decorative tins, and metal food containers.  These products are sold to others directly or through manufacturers’ representatives.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Significant intercompany accounts, transactions and profits are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.  All securities held at January 31, 2003 are classified as trading securities and are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.  The net unrealized gains or losses on trading securities are reported in earnings.

Accounts Receivable

Accounts receivable are stated at net invoice amounts.  An allowance for doubtful accounts is established based on a specific assessment of all invoices that remain unpaid following normal customer payment periods.  In addition, a general valuation allowance is established for other accounts receivable based on historical loss experience.  All amounts deemed to be uncollectible are charged against the allowance for doubtful accounts in the period that determination is made.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the respective assets.

Revenue Recognition

Revenue for all segments is recognized when products are shipped to customers. Royalty income is recognized as earned.  The Company’s Diversified Products segments manufacture to customer specifications.  Shipments are based on customer orders.  Revenue is recognized at the time of shipment and is not dependent on customer acceptance.

Product Development Costs

Costs related to the development of new products and changes to existing products are charged to operations as incurred.

Advertising and Sales Promotion

Advertising and sales promotion expenditures are charged to operations in the year incurred. Advertising expense was approximately $2,079,000, $2,481,000 and $2,981,000 for the years ended January 31, 2003, 2002 and 2001, respectively. Prepaid advertising and sales promotion expenditures amounted to approximately $141,000 and $65,000 at January 31, 2003 and 2002, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to an amount that is more likely than not to be realized, when deemed appropriate.  In this connection, the Company considers the scheduled reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies to determine the valuation allowance, if any, to be recognized for net deferred tax assets.

Net Income (Loss) Per Share

Net income (loss) per share is computed based upon the average number of shares outstanding during the year after giving effect to unallocated shares held by the Company’s Employee Stock Ownership Plan and shares released during the year. The Company has no potentially dilutive securities.

Financial Instruments

The carrying amounts for cash, accounts receivable, and short- and long-term debt approximate fair market value.  The carrying value of debt approximates market based on current borrowing rates.

Inventory

Inventories are carried at the lower of cost or market, cost being determined using the first-in, first-out method.

New Pronouncements

On February 1, 2002, Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Term Assets” (SFAS No. 144) was effective for the Company.  SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, superseding SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  SFAS No. 144 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was effective for the Company.  Under SFAS No. 146, costs associated with an exit or disposal activity should be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan.  The provisions of the statement are effective for exit or disposal activities that are initiated after December 31, 2002.  SFAS No. 146 did not have a material effect on the Company’s financial position, results of operations or cash flows.

Other Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities and minimum pension liability adjustments required by generally accepted accounting principles, are reported as a direct adjustment to the equity section of the balance sheet.  Such items, along with net income, are considered components of comprehensive income.  Accumulated other comprehensive income consists solely of the minimum pension liability adjustment, net of tax benefit of $1,347,937 in fiscal 2003 and $182,930 in fiscal 2002.

2.               Long-term Obligations

Long-term obligations at January 31, 2003 and 2002 consist of the following:

	2003	2002
Term loan	$3,805,461	$5,083,727
Revolving credit agreement	—	—
Note payable by ESOP	283,000	303,000
	4,088,461	5,386,727
Less amounts due or callable Within one year	(2,249,474)	(1,550,000)
	$1,838,987	$3,836,727

The Company executed a loan and security agreement on April 7, 2000 that provides for borrowings up to $12,000,000 for three years on a revolving credit basis based on various percentages of eligible inventory and accounts receivable and term loans aggregating $3,279,000 with interest payable monthly at prime plus 0.75% (effective rate of 5.0% at January 31, 2003) and an unused line fee of 0.5%. The term loans require monthly principal payments of $45,542 plus interest through April 2003. The loan and security agreement is collateralized by all real and personal property of the Company. On March 31, 2003, the term of the revolving credit agreement was extended one month to May 7, 2003.  This extension may be continued from month to month until a new loan agreement has been executed.  The Company is currently seeking alternative sources of financing, and it plans to have a new revolving credit agreement in place by the end of the second quarter.  At January 31, 2003, approximately $1,230,000 will be due in April 2003 and therefore will be classified as a current liability.

On August 1, 2002, the Company executed a five-year $2,500,000 term loan to replace an existing term loan.  The new term loan is payable in monthly installments of $46,973 including interest at  the  lender’s prime rate (effective rate of 4.25% at January 31, 2003) The loan is collateralized by all real and personal property of the Company.

The various financing agreements contain certain financial covenants common to such agreements that require, among other things, maintenance of minimum amounts of tangible net worth, debt service coverage, and limit dividend payments and purchases of property, plant and equipment.

On May 22, 2000, the Company executed a seven-year $363,000 loan agreement with its Employees’ Stock Ownership Plan (ESOP) to provide funds to finance the Plan’s purchase of unallocated shares held by the Plan.  The loan is payable in minimum annual installments of $20,000 plus interest at 7.0%.

3.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the deferred tax assets and liabilities as of January 31, 2003 and 2002 are as follows:

	2003	2002
Gross deferred tax assets:
Net operating loss carryforwards	$68,000	$1,010,000
Inventory	148,000	193,000
Charitable contributions carryover	120,000	129,000
Accounts receivable	187,000	148,000
Accrued expenses	260,000	373,000
Retirement plans	755,000	187,000
Valuation allowance	—	—
Total deferred tax asset	1,538,000	2,040,000

Gross deferred tax liabilities:
Property, plant and equipment	996,000	995,000
Pension assets and liabilities	—	51,000
LIFO recapture	223,000	421,000
Total deferred tax liability	1,219,000	1,467,000
Net deferred tax asset	$319,000	$573,000

At January 31, 2003 and 2002, the Company believes that it is more likely than not that the future tax benefits of recorded net deferred income tax assets, including the net operating loss (“NOL”) carryforwards, will be realized.  Accordingly, the Company believes that no valuation allowance is required for the recorded net deferred income tax assets at January 31, 2003 and 2002.  However, the amount of the net deferred income tax assets considered realizable could be adjusted in the future if estimates of future taxable income or reversing taxable temporary differences are revised.

For U.S. federal income tax purposes, the NOL carryforwards amount to approximately $199,000, which expire from 2012 to 2021.

The provision for (benefit from) federal income taxes for the year ended January 31, 2003, 2002 and 2001 consisted of the following:

	2003	2002	2001
Current income tax benefit: Federal	$—	$(120,000)	$—
Deferred income tax provision (benefit): Federal	943,000	(573,000)	—
Provision for (benefit from) income taxes	$943,000	$(693,000)	$0

Reconciliation of reported income tax expense (benefit) and the amount computed by applying the statutory U.S. federal income tax rate of 34% to income (loss) before income taxes is stated below:

	Year ended January 31
	2003	2002	2001
Tax provision (benefit) at U.S. Federal Statutory rate	$732,000	$831,000	$(469,000)
Change in valuation allowance	—	(1,447,000)	653,000
Variances caused by permanent Differences	25,000
State income taxes – net of Federal Income Taxes	40,000
Other, net	146,000	(77,000)	(184,000)
	$943,000	$(693,000)	$0

4.  Pension Plans and Employees’ Stock Ownership (ESOP) Plan

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

The following tables set forth aggregated information related to the various pension plans:

	January 31
	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$8,845,301	$8,516,411
Service cost	220,785	254,231
Interest cost	655,300	619,275
Actuarial losses	1,483,840	61,213
Benefits paid	(365,121)	(605,829)
Benefit obligation at end of year	$10,840,105	$8,845,301

Change in plan assets:
Fair value of plan assets at beginning of year	$8,714,356	$8,510,409
Actual (loss) return on plan assets	(787,436)	761,728
Company contributions	261,841	48,048
Benefits paid	(365,121)	(605,829)
Fair value of plan assets at end of year	$7,823,640	$8,714,356

Components of accrued benefit cost:
Funded status of the plans	$(3,016,465)	$(130,945)
Unrecognized net actuarial loss (gain)	2,801,385	(162,401)
Unrecognized transition obligation	114,858	137,831
Unrecognized prior service cost	25,737	33,810
Additional minimum pension liability	(2,334,930)	(277,930)
Accrued benefit cost	$(2,409,415)	$(399,635)

The Company recorded an additional minimum pension liability in the current year due to the liability that was recognized, as accrued pension cost was less than the unfunded accumulated benefit obligation.

January 31

	2003	2002	2001
Weighted-average assumptions:
Discount rate	6.5%	7.5%	7.5%
Expected return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	3.0%	3.0%	3.0%

Year ended January 31

	2003	2002	2001
Components of net periodic benefit cost:
Service cost	$220,785	$254,331	$302,222
Interest cost	655,300	619,275	707,518
Expected return on plan assets	(668,753)	(733,717)	(854,806)
Amortization of prior service cost	8,073	7,161	38,470
Amortization of transition amount	22,973	45,946	(5,847)
Recognized net actuarial loss (gain)	41,154	(46,633)	(24,121)
Benefit cost	$279,352	$146,363	$163,436

The pension plan(s) with an accumulated benefit obligation in excess of plan assets recorded the following:

	2003	2002

Projected benefit obligation	$10,840,105	$4,558,283

Accumulated benefit obligation	$10,187,698	$4,006,447

Fair value of plan assets	$7,823,640	$3,988,492

The Company has an Employee Stock Ownership Plan (ESOP) for eligible employees, which is accounted for in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants.  The fair market value of the 12,478 and 13,931 unallocated shares is $187,045 and $375,440 at January 31, 2003 and 2002, respectively.  No unallocated shares are committed to be released within one year.

Dividends paid on unallocated shares in the trust are recorded as compensation rather than as dividends.

5.  Operating Leases

The Company leases office space and equipment pursuant to various noncancelable operating lease agreements.  Total rent expense approximated $582,000, $663,000 and $671,000 for fiscal 2003, 2002 and 2001, respectively.  The lease term for the office space extends through April 2006 with monthly lease payments of $12,321.  In addition, rent for the office lease is subject to escalation based upon the Consumer Price Index.  Future commitments under the leases as of January 31, 2003 are as follows:

	Office Space	Office Equipment	Manufacturing Equipment	Total
2004	$150,435	$42,236	$74,958	$267,629
2005	154,948	4,999	—	159,947
2006	159,597	—	—	159,597
2007	40,389	—	—	40,389
	$505,369	$47,235	$74,958	$627,562

6.  Industry Segments

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

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including gains and losses on the Company’s investment portfolio.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Intersegment sales are recorded at cost, and as such, there is no intercompany profit or loss on intersegment sales or transfers.

The Company’s reportable segments offer either different products in the case of the diversified products segments, or utilize different distribution channels in the case of the two toy segments.

Financial information relating to reportable segments is as follows:

	Domestic Toy	International Toy	Ohio Art Diversified	Strydel Diversified	Total
Year ended January 31, 2003:
Net sales to external customers	$16,062,892	$7,686,211	$8,565,210	$5,019,353	$37,333,666
Intersegment revenues	67,643	—	—	85,059	152,702
Interest expense	(150,660)	(25,110)	(75,330)	(55,349)	(306,449)
Provision for depreciation and amortization	(454,141)	—	(972,960)	(127,538)	(1,554,639)
Segment profit	1,065,083	674,046	191,245	241,213	2,171,587
Segment assets	13,797,097	943,001	7,815,630	4,829,923	27,385,651
Expenditures for long-lived assets	486,099	—	439,525	106,842	1,032,466

Year ended January 31, 2002:
Net sales to external customers	$20,494,498	$10,653,571	$10,650,084	$3,746,117	$45,544,270
Intersegment revenues	109,664	—	—	220,576	330,240
Interest expense	(401,956)	(68,742)	(206,228)	(89,190)	(766,116)
Provision for depreciation and amortization	(576,650)	—	(965,815)	(147,191)	(1,689,656)
Segment profit (loss)	1,713,551	1,307,316	(81,361)	(496,736)	2,442,770
Segment assets	13,226,067	3,649,019	8,360,328	4,137,960	29,373,374
Expenditures for long-lived assets	259,360	—	132,461	116,757	508,578

Year ended January 31, 2001:
Net sales to external customers	$21,803,380	$6,824,242	$13,894,558	$3,424,652	$45,946,832
Intersegment revenues	113,038	—	—	972,175	1,085,213
Interest expense	(975,120)	(165,617)	(372,638)	(225,267)	(1,738,642)
Provision for depreciation and amortization	(715,226)	—	(965,226)	(159,323)	(1,839,775)
Segment loss	(689,981)	(228,718)	(282,197)	(179,592)	(1,380,488)
Segment assets	13,591,138	2,166,906	10,123,477	3,896,600	29,778,121
Expenditures for long-lived assets	427,267	—	53,726	141,914	622,907

The following are reconciliations between total segment and consolidated totals for revenues and assets:

	2003	2002	2001
Revenues:
Total external net sales for reportable segments	$37,333,666	$45,544,270	$45,946,832
Other revenues	1,653,062	1,328,008	726,959
Total consolidated revenues	$38,986,728	$46,872,278	$46,673,791

Assets:
Total assets for reportable segments	$27,385,651	$29,373,374	$29,778,121
Elimination of:
Intercompany receivables	(4,706,752)	(4,580,197)	(4,591,634)
Intercompany profit in inventory	—	(19,767)	(19,767)
Investment in subsidiaries	(2,222,653)	(2,222,653)	(2,222,653)
Total consolidated assets	$20,456,246	$22,550,757	$22,944,067

A substantial portion of the Company’s accounts receivable are from toy retailers, wholesalers and other toy manufacturers.  The Company has credit insurance to cover a portion of its losses on accounts receivable.  The Company had net credit losses of $133,000, $360,000 and $110,000 during fiscal 2003, 2002 and 2001, respectively.  Net domestic toy segment sales includes approximately $7,348,000, $9,365,000 and $11,234,000 in fiscal 2003, 2002 and 2001, respectively, to two major retailers.  Amounts included in accounts receivable for these two customers were $1,554,000 and $1,354,000 at January 31, 2003 and 2002, respectively.

7.               Statement of Cash Flows

Noncash transactions excluded from the statement of cash flows:

	2003	2002	2001

Refinancing of long term debt due or callable within one year	—	—	$13,157,116

Cash payments for interest during fiscal 2003, 2002 and 2001 approximated $311,000, $788,000 and $1,909,000, respectively.

8.  Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended January 31, 2003 and 2002 (in thousands of dollars, except per share amounts):

	Net Sales	Cost of Products Sold	Net Income (Loss)	Net Income (Loss) Per Share of Common Stock
2003

April 30	$6,116	$5,009	$(642)	$(.74)
July 31	10,406	6,923	503.58
October 31	12,016	7,679	1,030	1.18
January 31	8,796	6,095	338.39

TOTALS	$37,334	$25,706	$1,229	$1.41

2002

April 30	$10,065	$7,465	$46	$.05
July 31	10,354	7,188	686.79
October 31	15,060	10,049	1,399	1.61
January 31	10,065	7,217	1,005	1.15

TOTALS	$45,544	$31,919	$3,136	$3.60

During the fourth quarter of fiscal 2002, the Company reversed the valuation allowance related to its net deferred tax assets of $1,447,000.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Company

(a)  Identification of Directors

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2003, under the caption “Information with Respect to Directors and Nominees,” which information is incorporated herein by reference.

(b)               Executive Officers of the Company

The information required by this Item is set forth in Item 1 – Business under “Executive Officers of the Registrant.”

Item 11. Executive Compensation

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2003, under the caption “Compensation of Executive Officers,” which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2003 under the caption “Securities Beneficially Owned by Principal Shareholders and Management,” which information is  incorporated herein by reference.

Equity Compensation Plan Information

The Company does not have any equity compensation plans

Item 13. Certain Relationships and Related Transactions

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of shareholders to be held on June 3, 2003 under the caption “Information with Respect to Directors and Nominees,” which information is incorporated herein by reference.

Item 14. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that the Company’s disclosure controls and procedures, (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934)  are effective for gathering, analyzing and disclosing the information the Company is required to disclose in its reports filed under the Securities Exchange Act of 1934.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned  evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as a part of this report.

(1)  Reports of Independent Auditors

The consolidated financial statements of The Ohio Art Company and subsidiaries:

Consolidated Balance Sheets - January 31, 2003 and January 31, 2002

Consolidated Statements of Operations - Years ended January 31, 2003, January 31, 2002 and January 31, 2001

Consolidated Statements of Stockholders’ Equity - Years ended January 31, 2003, January 31, 2002 and January 31, 2001

Consolidated Statements of Cash Flow - Years ended January 31, 2003, January 31, 2002 and January 31, 2001

Notes to Consolidated Financial Statements - January 31, 2003

(2)  The following consolidated financial statement schedule of The Ohio Art Company and subsidiaries is filed under Item 15(d):

SCHEDULE

Schedule II – Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)  See Item 15(c) below.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this Report.

(c)  See Exhibit Index for list of exhibits.

(d)  The Financial statement schedule which is listed under Item 15(a)(2) is filed hereunder.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE OHIO ART COMPANY

Date: April 30, 2003	By	/s/ William C. Killgallon
William C. Killgallon, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/William C. Killgallon	Chairman of the Board, Principal Executive Officer and Director	April 30, 2003

/s/Martin L. Killgallon II	President and Director	April 30, 2003
Martin L. Killgallon

/s/Jerry D. Kneipp	Chief Financial Officer	April 30, 2003
Jerry D. Kneipp

/s/Teresa C. Hess	Controller	April 30, 2003
Teresa C. Hess

/s/ Joseph A. Bockerstette	Director	April 30, 2003
Joseph A. Bockerstette

/s/Neil H. Borden, Jr. .	Director	April 30, 2003
Neil H. Borden, Jr

/s/Frank L. Gallucci	Director	April 30, 2003
Frank L. Gallucci

/s/Wayne E. Shaffer	Secretary and Director	April 30, 2003
Wayne E. Shaffer

z

CERTIFICATIONS

I, William C. Killgallon, certify that:

1.  I have reviewed this annual report on Form 10-K of The Ohio Art Company;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

/s/ William C. Killgallon
William C. Killgallon
Chief Executive Officer

CERTIFICATIONS

I, Jerry D. Kneipp, certify that:

1.  I have reviewed this annual report on Form 10-K of The Ohio Art Company;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

/s/ Jerry D. Kneipp
Jerry D. Kneipp
Chief Financial Officer

The Ohio Art Company and Subsidiaries Schedule II - Valuation and Qualifying Accounts

Description	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts-Describe	Deductions- Describe (1)	Balance at End of Period
Year ended January 31, 2003
Reserves and allowances deducted from asset accounts:
Allowances for uncollectible accounts	$435,500	$218,037		$133,482	$520,055

Year ended January 31, 2002
Reserves and allowances deducted from asset accounts
Allowances for uncollectible accounts	$475,289	$320,411		$360,200	$435,500

Year ended January 31, 2001
Reserves and allowances deducted from asset accounts
Allowances for uncollectible accounts	$449,000	$136,197		$109,908	$475,289

(1)  Uncollectible accounts charged off and collection costs, less recoveries.

THE OHIO ART COMPANY AND SUBSIDIARIES EXHIBIT INDEX

Exhibit #

3(i)(a)	Articles of Incorporation as amended, filed as Exhibit 3(a) to Company’s Form 10-K for the year ended December 31, 1986, and incorporated herein by reference.

3(i)(b)	Code of Regulations filed as Exhibit 3(b) to Company’s Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

3(ii)	The Ohio Art Company ByLaws approved by the Board of Directors on June 20, 1997, and incorporated herein by reference.

10(a)	Employee Stock Ownership Plan, filed as Exhibit 10(c) to Company’s Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

10(b)

The Ohio Art Company Supplemental Retirement Plan, as amended and restated effective January 1, 1992 filed as Exhibit 10(d) to Company’s Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10(c)	Loan and Security Agreement dated April 7, 2000 filed as Exhibit 10.1 to Company’s Form 8-K dated April 17, 2000, and incorporated herein by reference.

10(d)	Loan agreement dated August 1, 2002 filed as Exhibits 10(e) and 10(f) to Company’s Form 8-K dated September 10, 2002 and incorporated herein by reference.

21	Subsidiaries of the Company.

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002