Form 10-Q
period 2003-04-30
OHIO ART CO
filed 2003-06-16
CIK 73942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

Commission file number 0-4479

THE OHIO ART COMPANY
(Exact name of registrant as specified in its charter)

Ohio	34-4319140
(State of Incorporation)	(I.R.S. Employer Identification No.)

P.O. Box 111, Bryan, Ohio 43506
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (419) 636-3141

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

Yes  ☐    No  ☒

At May 31, 2002 there were 886,784 shares outstanding of the Company’s Common Stock, $1.00 par value.

PART I -           FINANCIAL INFORMATION

Item 1.                       Financial statements

THE OHIO ART COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except per share amounts)

(unaudited)

	Three Months Ended
	Apr 30 2003	Apr 30 2002
Net sales	$6,933	$6,116
Other income	298	277
	7,231	6,393

Costs and expenses:
Cost of products sold	5,212	5,009
Selling, administrative and general	2,506	2,277
Interest	49	80
	7,767	7,366

Loss before income taxes	(536)	(973)

Benefit from income taxes	0	(331)

Net loss	$(536)	$(642)

Net loss per share (Note 3)	$(.61)	$(.74)

Average shares outstanding (Note 3)	874	873

See notes to condensed consolidated financial statements.

THE OHIO ART COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share amounts)

	April 30 2003	January 31 2003
	(unaudited)
Assets
Current assets:
Cash	$1,838	$2,184
Marketable Securities	1,511	1,506
Accounts receivable less allowance (April - $550; January - $520)	4,087	4,222
Inventories – (Note 2)
Finished products	2,795	2,825
Products in process	58	58
Raw materials	1,990	1,026
	4,843	3,909
Deferred income taxes	586	586
Prepaid expenses	183	295
Total current assets	13,048	12,702

Property, plant and equipment, net	7,011	7,355
Other assets (Note 6)	366	399
Total assets	$20,425	$20,456

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,438	$2,731
Other current liabilities	1,741	1,904
Long-term debt due within one year (Note 5)	2,119	2,249

Total current liabilities	7,298	6,884

Long-term obligations, less current maturities (Note 5)	4,690	4,528
Deferred federal income tax	267	267

Stockholders’ equity (Note 3)
Common stock, par value $1.00 per share: Authorized: 1,935,552 shares Outstanding: 886,784 shares for both periods	887	887
Additional paid-in capital	197	197
Accumulated other comprehensive loss, net of tax	(1,531)	(1,531)
Retained earnings	8,900	9,507
Reduction for ESOP loan	(283)	(283)

Total stockholders’ equity	8,170	8,777
Total liabilities and stockholders’ equity	$20,425	$20,456

See notes to condensed consolidated financial statements.

THE OHIO ART COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(amounts in thousands)

(unaudited)

	Three Months Ended
	Apr 30 2003	Apr 30 2002
Cash flows from operating activities
Net loss	$(536)	$(642)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for depreciation and amortization	408	396
Changes in assets and liabilities	210	237
Deferred federal income tax	0	(331)

Net cash provided by (used in) operating activities	82	(340)

Cash flows from investing activities
Purchase of plant and equipment, less net book value of disposals	(64)	(249)

Net cash used in investing activities	(64)	(249)

Cash flows from financing activities
Payments of debt	(293)	(262)
Dividends	(71)	(123)

Net cash used in financing activities	(364)	(385)

Cash
Decrease during period	(346)	(974)
Beginning of period	2,184	2,199

End of period	$1,838	$1,225

See notes to condensed consolidated financial statements.

THE OHIO ART COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts)

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and reflect adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. This report includes information in a condensed format and should be read in conjunction with The Ohio Art Company’s (the Company) audited consolidated financial statements included in the Annual Report filed on Form 10-K for the year ended January 31, 2003.

Due to the seasonal nature of the toy business in which the Company is engaged and the factors set forth in Management’s Discussion and Analysis, the results of interim periods are not necessarily indicative of the full calendar year or any other interim period.

Note 2 - Inventories

The Company takes a physical inventory annually at each location. The amounts shown in the quarterly financial statements have been determined using the Company’s standard cost perpetual inventory accounting system. An estimate, based on past experience, of the adjustment which may result from the next physical inventory has been included in the financial statements. Inventories are priced at the lower of cost or market under the first-in, first-out (FIFO) cost method.

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

Financial information relating to reportable segments is as follows:

	Domestic Toy	International Toy	Ohio Art Diversified	Strydel Diversified	Total
Three months ended April 30, 2003
Revenues from external customers	$2,574	$592	$2,331	$1,436	$6,933
Intersegment revenues	14	0	0	0	14
Segment income (loss)	(398)	(186)	4	44	(536)

Three months ended April 30, 2002
Revenues from external customers	$2,388	$1,340	$1,208	$1,180	$6,116
Intersegment revenues	7	0	0	0	7
Segment loss	(217)	(31)	(387)	(7)	(642)

Note 5 - Debt (amounts in thousands)

The Company executed a $2,500 term loan in August 2002, to refinance its existing term loan on real estate. The new term loan is payable in monthly installments of $47 including interest at the prime rate (4.25% effective rate at April 30, 2003). The loan is collateralized by all real and personal property of the Company.

The term loan contains a financial covenant common to similar agreements that requires maintenance of a minimum debt service coverage. As of April 30, 2003, the Company was in compliance with this financial covenant.

In addition, in May 2003, the Company executed a commercial security agreement that provides for borrowings up to $5,000 for one year under the terms of a demand line of credit. Interest is payable monthly at prime minus 1.00% (3.25% effective rate at May 31, 2003). The security agreement is collateralized by all real and personal property of the Company.

Note 6 - Intangible Assets (amounts in thousands)

	Original Cost	Accumulated Amortization	Net Book Value

Trademarks	$987	$754	$233

Amortization expense for the three months ended April 30, 2003 was $24.  Estimated amortization expense for the next five years is:

Amount

2004	$87
2005	$67
2006	$47
2007	$24
2008	$8

Item 2.             Management’s discussion and analysis of financial condition and results of operations

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(amounts in thousands)

Results of operations

Net sales for the first quarter of fiscal 2004 increased approximately 13% to $6,933 from $6,116 for the comparable period of fiscal 2003. Please refer to Note 4 to the condensed consolidated financial statements for a breakdown of sales by segment. Domestic toy revenues for the three-month period ending April 30, 2003 rose approximately $200 as seasonal items overcame lower sales in other categories. International toy revenues fell approximately $700 during the same period. Both domestic and European markets were adversely affected by continued weakness in retail conditions and by the competitive environment in the fashion doll category. Sales for the diversified products segments increased approximately $1,400 from the previous year’s comparable period, primarily on the strength of an approximately 90% increase in revenues in the Company’s lithography segment. Strydel, the Company’s injection molding segment, reported a 22% increase in revenues.

The Company’s business is seasonal, with approximately 55-60% of its sales being made in the last six months of the calendar year in recent years. Because of the seasonality of the Company’s business, the dollar order backlog at the most recent period end, May 31, 2003, is not necessarily indicative of expectations of sales for the full year. Subject to industry practice and comments as detailed in the Company’s report on Form 10-K for the year ended January 31, 2003, order backlog as of May 31, 2003 is approximately $2,900 versus $7,600 at the same date in 2002.

Other income for the three-month period ending April 30, 2003 increased to $298 from $277 for the comparable period of 2002. The improvement is due in part to the timing of receipts of royalties and earned advances from licensees during the period and to tooling income in the Strydel division.

Gross profit margin (percentage) for the first quarter of fiscal 2004 (24.8%) rose sharply from the first quarter of fiscal 2003 (18.1%). The Company’s cost reduction plan has continued to generate significant savings in manufacturing expenses, which have contributed to this increase, coupled with improvements in manufacturing variances resulting from increased production volume in both of the Company’s diversified products segments.

Selling, administrative, and general expenses for the first quarter of fiscal 2004 increased to approximately $2,500 from approximately $2,300 for the comparable period of fiscal 2003. The largest expense increases were noted in royalties, salaries and outside product development.

Interest expense for the three-month period ended April 30, 2003 decreased to $49 from $80 for the comparable period of 2002. The lower interest expense is due to a year over year reduction in long-term debt of approximately $2,100 and to the lowering of the bank prime lending rate.

No income tax expense or benefit was recorded for the first quarter of fiscal 2004. An income tax benefit of $331 was recorded for the first quarter of fiscal 2003. Income taxes are based upon estimates of the full fiscal year effective tax rate.

Liquidity and Capital Resources

Cash provided by operations for the three-month period ended April 30, 2003 was approximately $82 versus cash used in operations of approximately $340 for the comparable period of 2002. The improvement is primarily due to the smaller loss before taxes in fiscal 2004 and the decrease in deferred federal income tax. Working capital decreased by $68 during the three-month period of fiscal 2004 compared to a decrease of $912 in the prior year.

Cash used in investing activities for the three-month period ended April 30, 2003 was approximately $64 compared to a cash usage of $249 in the comparable period of 2002. The decrease in capital expenditures in the three-month period of 2003 is primarily due to the timing of expenditures in the respective periods.

Cash used in financing activities for the three-month period ended April 30, 2003 was approximately $364 compared to cash usage in the comparable period of 2002 of approximately $385. The cash usage in both periods is primarily attributable to repayment of debt and dividends to shareholders.

Effective August 2002, the Company executed a five-year $2,500 term loan to replace an existing term loan. Effective May 2003, the Company executed a one-year line of credit agreement that provides for borrowings of up to $5,000. The term loan and line of credit facility are collateralized by the assets of the Company.

The Company was in compliance with the covenants included in its loan agreements at April 30, 2003.

Certain of the matters discussed in Management’s Discussion and Analysis contain certain forward-looking statements concerning the Company’s operations, economic performance, and financial condition. These statements are based on the Company’s expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated due to various factors, including those discussed herein.

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

The Company has established a reserve for customer returns and defective merchandise based on our past experience. As of April 30, 2003, the accrual rate is 1.9% of gross sales and the account balance is $513.

Marketable securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. All securities held at April 30, 2003 are classified as trading securities and are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. The net unrealized gains or losses on trading securities are reported in earnings.

Accounts receivable

Accounts receivable are stated at net invoice amounts. An allowance for doubtful accounts is established based on a specific assessment of all invoices that remain unpaid following normal customer payment periods. In addition, a general valuation allowance is established for other accounts receivable based on historical loss experience. All amounts deemed to be uncollectible are charged against the allowance for doubtful accounts in the period that the determination is made.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the respective assets.

Revenue recognition

Revenue for all segments is recognized when products are shipped to customers. Royalty income is recognized as earned. Shipments are based on customer orders. Revenue is recognized at the time of shipment and is not dependent on customer acceptance. The Company’s Diversified Products segments manufacture to customer specifications.

Product development costs

Costs related to the development of new products and changes to existing products are charged to operations as incurred.

Advertising and sales promotion

Advertising and sales promotion expenditures are charged to operations in the year incurred.

Income taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. When appropriate, a valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to an amount that is more likely than not to be realized. In this connection, the Company considers the scheduled reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies to determine the valuation allowance, if any, to be recognized for net deferred tax assets.

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

Other comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and to the equity section of the balance sheet. Such items, along with net income, are considered components of comprehensive income. Accumulated other liabilities, however, such as unrealized gains and losses on available-for-sale securities and minimum pension liability adjustments required by generally accepted accounting principles, are reported as a direct adjustment comprehensive income (loss) consists solely of the minimum pension liability adjustment, net of tax benefit of approximately ($1,531) as of April 30, 2003.

Item 3.             Qualitative and quantitative disclosures about market risk

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

PART II - OTHER INFORMATION

Item 6.                                       Exhibits and reports on Form 8-K—The Company did not file any reports on Form 8-K during the three months ended April 30, 2003.

a.                                       Exhibit

99.1                           Certification pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The information called for in Items 1, 2, 3, 4, and 5 are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE OHIO ART COMPANY
(Registrant)

Date: June 13 , 2003	/s/ William C. Killgallon
William C. Killgallon
Chairman of the Board

Date: June 13 , 2003	/s/ M. L. Killgallon II
M. L. Killgallon II
President

Date: June 13 , 2003	/s/ Jerry D. Kneipp
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

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 13, 2003

	/s/	William C. Killgallon
William C. Killgallon
Chairman and Chief Executive Officer

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

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 13, 2003

	/s/	Jerry D. Kneipp
Jerry D. Kneipp
Chief Financial Officer