Form 10-Q
period 2003-07-31
OHIO ART CO
filed 2003-09-15
CIK 73942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

Yes  ☐      No   ☒

At August 31, 2003 there were 886,784 shares outstanding of the Company’s Common Stock, $1.00 par value.

PART I - FINANCIAL INFORMATION

Item 1.  Financial statements

THE OHIO ART COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31 2003	July 31 2002	July 31 2003	July 31 2002

Net sales	$6,237	$10,406	$13,169	$16,521
Other income	128	326	427	603
	6,365	10,732	13,596	17,124

Costs and expenses:
Cost of products sold	4,511	6,923	9,723	11,931
Selling, administrative and general	2,458	2,932	4,964	5,208
Interest	30	95	79	176
	6,999	9,950	14,766	17,315

Income (loss) before income taxes	(634)	782	(1,170)	(191)

Provision for (Benefit from) income taxes	(340)	279	(340)	(52)

Net income (loss)	$(294)	$503	$(830)	$(139)

Net income(loss) per share(Note 3)	$(.34)	$.58	$(.95)	$(.16)

Average shares outstanding (Note 3)	874	873	874	873

See notes to condensed consolidated financial statements.

THE OHIO ART COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

(amounts in thousands, except share amounts)

	July 31 2003	January 31 2003
	(unaudited)
Assets
Current assets
Cash	$1,944	$2,184
Marketable Securities		1,506
Accounts receivable less allowance (July - $462; January - $520)	2,917	4,222
Inventories (Note 2)
Finished products	3,261	2,825
Products in process	58	58
Raw materials	1,241	1,026
	4,560	3,909
Deferred income taxes	926	586
Prepaid expenses	66	295
Total current assets	10,413	12,702

Property, plant and equipment, net	7,085	7,355
Other assets (Note 6)	367	399
Total assets	$17,865	$20,456
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,338	$2,731
Other current liabilities	1,866	1,904
Long-term debt due within one year (Note 5)	870	2,249
Total current liabilities	5,074	6,884

Long-term obligations, less current maturities (Note 5)	4,683	4,528
Deferred federal income tax	267	267

Stockholders’ equity (Note 3)
Common stock, par value $1.00 per share: Authorized: 1,935,552 shares Outstanding: 886,784 shares for both periods	887	887
Additional paid-in capital	197	197
Accumulated other comprehensive loss, net of tax	(1,531)	(1,531)
Retained earnings	8,571	9,507
Reduction for ESOP loan	(283)	(283)
Total stockholders’ equity	7,841	8,777
Total liabilities and stockholders’ equity	$17,865	$20,456

See notes to condensed consolidated financial statements.

THE OHIO ART COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(amounts in thousands)

(unaudited)

	Six Months Ended
	July 31 2003	July 31 2002
Cash flows from operating activities
Net loss	$(830)	$(139)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for depreciation and amortization	817	793
Changes in assets and liabilities	2,396	(585)
Deferred federal income tax	(340)	(52)
Net cash provided by operating activities	2,043	17
Cash flows from investing activities
Purchase of plant and equipment, less net book value of disposals	(547)	(284)
Cash flows from financing activities
Payments of debt	(1,630)	(522)
Dividends	(106)	(158)
Net cash used in financing activities	(1,736)	(680)
Cash
Decrease during period	(240)	(947)
Beginning of period	2,184	2,199
End of period	$1,944	$1,252

See notes to condensed consolidated financial statements.

THE OHIO ART COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

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

Financial information relating to reportable segments is as follows:

	Domestic Toy	International Toy	Ohio Art Diversified	Strydel Diversified	Total
Three months ended July 31, 2003
Revenues from external customers	$2,827	$74	$2,352	$984	$6,237
Intersegment revenues	6	0	0	0	6
Segment income (loss)	(137)	(250)	213	(120)	(294)

Three months ended July 31, 2002
Revenues from external customers	$4,101	$2,953	$2,128	$1,224	$10,406
Intersegment revenues	23	0	0	0	23
Segment income	115	335	37	16	503

Six months ended July 31, 2003
Revenues from external customers	$5,400	$666	$4,682	$2,421	$13,169
Intersegment revenues	20	0	0	0	20
Segment income(loss)	(535)	(435)	216	(76)	(830)

Six months ended July 31, 2002
Revenues from external customers	$6,488	$4,293	$3,336	$2,404	$16,521
Intersegment revenues	30	0	0	0	30
Segment income(loss)	(102)	304	(350)	9	(139)

Note 5 - Debt

The Company executed a $2,500 term loan in August 2002, to refinance its existing term loan on real estate.  The new term loan is payable in monthly installments of $47 including interest at the prime rate (4.00% effective rate at July 31, 2003).  The outstanding balance on the loan as of July 31, 2003 was $2,038.  The loan is collateralized by all real and personal property of the company.

The term loan contains a financial covenant common to similar agreements that requires maintenance of a minimum debt service coverage.  As of July 31, 2003, the Company was in compliance with this financial covenant.

In addition, in May 2003, the Company executed a commercial security agreement that provides for borrowings up to $5,000 for one year under the terms of a demand line of credit.  Interest is payable monthly at prime minus 1.00% (3.00% effective rate at July 31, 2003).  The amount available under the agreement as of July 31, 2003 was approximately $4,600.  The security agreement is collateralized by all real and personal property of the Company

Note 6 - Intangible Assets

	Original Cost	Accumulated Amortization	Net Book Value

Trademarks	$987	$754	$233

Amortization expenses for the six months and three months ended July 31, 2003 were $48 and $24 respectively.  Estimated amortization expense for the next five years is:

Amount

2004	$87
2005	$67
2006	$47
2007	$24
2008	$8

Item 2.  Management’s discussion and analysis of financial condition and results of operations

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(amounts in thousands)

Results of operations

Net sales for the six months ended July 31, 2003 decreased approximately 20% to $13,169 from $16,521 for the comparable period of 2002.  For the three-month period ended July 31, 2003, net sales decreased approximately 40% to $6,237 from $10,406 for the quarter ended July 31, 2002.  Please refer to Note 4 to the condensed consolidated financial statements for a breakdown of sales by segment.  For the six months ended July 31, 2003, the domestic and international toy segments accounted for approximately $1,100 and $3,600 of the sales decrease respectively.

The diversified products segments reported a combined increase of approximately $1,400 primarily due to a strong performance by the Ohio Art Lithography segment.  Sales by the Strydel diversified products segment were flat in comparison to the six-month period ended July 31, 2002.  All toy categories except seasonal products recorded lower sales volume during the six-month period primarily due to weak shipments of the Betty Spaghetty® fashion doll in the domestic and European markets.

The sales decrease in the second quarter was mainly due to a decline in Betty Spaghetty® sales compared to the prior year and was partially offset by an increase in shipments of seasonal toys.  An increase of approximately $200 in the Ohio Art diversified products shipments was offset by a drop of approximately $200 in the Strydel division.

The Company’s business is seasonal, with approximately 55% to 60% of its sales being made in the last six months of the calendar year in recent years.  Because of the seasonality of the Company’s business, the dollar order backlog at the most recent period end, August 31, 2003, is not necessarily indicative of expectations of sales for the full year.  Subject to industry practice and comments as detailed in the Company’s report on form 10-K for the year ended January 31, 2003, order backlog as of August 31 is approximately $6,400 versus $13,400 at the same date in 2002.

Other income for the six-month period ending July 31, 2003 dropped $176 from $603 for the comparable period of 2002.  For the three-month period ending July 31, 2003, other income decreased $198 from $326 for the comparable period of 2002.  The decreases in both the six-month and three-month periods are primarily due to lower royalties paid by international partners.

Gross profit margin (percentage) for the six-month period ending July 31, 2003 (26.1%) fell from the six months ended July 31, 2002 (27.7%).  The decline was due primarily to lower margins in the domestic toy segment resulting from sales of overstocked inventory and an overall reduction in shipments.  The Strydel diversified products division also experienced gross margin erosion as weak market conditions have required adjustments to product pricing to maintain sales levels.

Gross profit margin (percentage) for the three-month period ending July 31, 2003 (27.6%) decreased from the three months ended July 31, 2002 (33.4%).  The decline was largely due to the same factors affecting year-to-date gross margins.

Selling, administrative, and general expenses for the six months ended July 31, 2003 decreased to approximately $5,000 from approximately $5,200 for the comparable period of 2002 and decreased to approximately $2,500 for the three months ended July 31, 2003 from approximately $2,900 for the comparable period of 2002.  The key line items contibuting to the reductions in both periods include advertising expense, commissions, royalties and salary expense.  These were partially offset by higher pension expense.

Interest expense decreased to $79 for the six months ended July 31, 2003 from $176 for the comparable period of 2002 and decreased to $30 for the three months ended July 31, 2003 from $95 for the comparable period of 2002.  The lower interest expense is primarily due to a reduction in long-term debt of approximately $2,400 and to the lowering of the bank prime lending rate.

An income tax benefit of approximately $340 was recorded for the six month and three month period ended July 31, 2003.  An income tax benefit of $52 and an income tax expense of $279 were recorded for the six-month and three-month periods ended July 31, 2002 respectively.  Income taxes are based upon estimates of the full fiscal year effective tax rate.

Liquidity and Capital Resources

Cash provided by operations for the six month period ended July 31, 2003 was $2,043 versus cash provided by operations of $17 for the comparable period of 2002.  A net loss of $830 was more than offset by positive changes in working capital items, principally accounts receivable.

Cash used in investing activities for the six month period ended July 31, 2003 was $547 compared to a cash usage of $284 in the comparable period of 2002.  The increase in capital expenditures in the six month period of 2003 is due to the timing of planned expenditures.

Cash used in financing activities for the six month period ended July 31, 2003 was $1,736 compared to cash used in the comparable period of 2002 of $680.  The cash used in the 2003 period is primarily attributable to a reduction of borrowings under the Company’s line of credit facility and dividends paid of $1,630 and $106 respectively.

Effective August 2, 2002, the Company executed a five year $2,500 term loan to replace its existing term loan. The outstanding balance on the loan as of July 31, 2003 was $2,038.  Effective May 21, 2003, the Company entered into a one year demand line of credit agreement that provides for unrestricted borrowings of up to $5,000. The amount available under the agreement as of July 31, 2003 was approximately $4,600. The line of credit facility and term loan are collateralized by the assets of the Company.

The Company was in compliance with the covenants included in its loan agreements at July 31, 2003 and July 31, 2002.

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

The Company has established a reserve for customer returns and defective merchandise based on our past experience.  As of July 31, 2003, the accrual rate was 2.5% of gross sales and the account balance was $613.

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

Property, plant and equipment

Property, plant and equipment are recorded at cost.  Depreciation and amortization are computed by the straight-line method over the estimated useful life of the respective assets.

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

Advertising and sales promotions

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

Net income (loss) per share

Net income (loss) per share is computed based upon the average number of shares outstanding during the year after giving effect to unallocated shares held by the Company’s Employee Stock Ownership Plan and shares released during the year.  The Company has no potential dilutive securities.

Financial instruments

The carrying amounts for cash, accounts receivable and short and long term debt approximate fair market value.  The carrying value of debt approximates market based on current borrowing rates.

Inventory valuation

Inventories are carried at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method.

Other comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities and minimum pension liability adjustments required by generally accepted accounting principles, are reported as a direct adjustment to the equity section of the balance sheet.  Such items, along with net income, are considered components of comprehensive income.  Accumulated other comprehensive income (loss) consists solely of the minimum pension liability adjustment, net of tax benefit of approximately ($1,531) as of July 31, 2003.

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

Item 4.                                    Controls and procedures

Our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation, as of the end of the period covered by this report that our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(d) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II - OTHER INFORMATION

Item 6.                                    Exhibits and reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended July 31, 2003.

a.                                       Exhibit

31.1                           Certification of William C. Killgallon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Jerry D. Kneipp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32                                    Certification of William C. Killgallon and Jerry D. Kneipp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The information called for in Items 1, 2, 3, 4, and 5 are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE OHIO ART COMPANY
(Registrant)

Date:	September 12, 2003	/s/ William C. Killgallon
William C. Killgallon
Chairman of the Board

Date:	September 12, 2003	/s/ M. L. Killgallon II
M. L. Killgallon II
President

Date:	September 12, 2003	/s/ Jerry D. Kneipp
Jerry D. Kneipp
Chief Financial Officer