Form 10-Q
period 2003-10-31
OHIO ART CO
filed 2003-12-15
CIK 73942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

At November 30, 2003 there were 886,784 shares outstanding of the Company’s Common Stock, $1.00 par value.

PART I	-	FINANCIAL INFORMATION

Item 1.		Financial statements

THE OHIO ART COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	Oct 31 2003	Oct 31 2002	Oct 31 2003	Oct 31 2002

Net sales	$8,564	$12,016	$21,734	$28,537
Other income	156	427	582	1,030
	8,720	12,443	22,316	29,567

Costs and expenses:
Cost of products sold	5,814	7,679	15,537	19,610
Selling, administrative and general	2,552	3,106	7,516	8,314
Interest	21	81	100	257
	8,387	10,866	23,153	28,181

Income (loss) before income taxes	333	1,577	(837)	1,386

Provision for (Benefit from) income taxes	52	547	(288)	495

Net income (loss)	$281	$1,030	$(549)	$891

Net income (loss) per share (Note 3)	$.32	$1.18	$(.63)	$1.02

Average shares outstanding (Note 3)	874	873	874	873

See notes to condensed consolidated financial statements.

THE OHIO ART COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(amounts in thousands, except share and per share amounts)

	October 31 2003	January 31 2003
	(unaudited)
Assets
Current assets
Cash	$389	$2,184
Marketable Securities		1,506
Accounts receivable less allowance (Oct - $408; January - $520)	4,809	4,222
Inventories (Note 2)
Finished products	3,096	2,825
Products in process	58	58
Raw materials	875	1,026
	4,029	3,909
Deferred income taxes	874	586
Prepaid expenses	316	295
Total current assets	10,417	12,702

Property, plant and equipment, net	6,818	7,355
Other assets (Note 6)	567	399
Total assets	$17,802	$20,456
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,420	$2,731
Other current liabilities	1,754	1,904
Long-term debt due within one year (Note 5)	659	2,249
Total current liabilities	4,833	6,884

Long-term obligations, less current maturities (Note 5)	4,647	4,528
Deferred federal income tax	235	267

Stockholders’ equity (Note 3)
Common stock, par value $1.00 per share: Authorized: 1,935,552 shares Outstanding: 886,784 shares for both periods	887	887
Additional paid-in capital	197	197
Accumulated other comprehensive loss, net of tax	(1,531)	(1,531)
Retained earnings	8,817	9,507
Reduction for ESOP loan	(283)	(283)
Total stockholders’ equity	8,087	8,777
Total liabilities and stockholders’ equity	$17,802	$20,456

See notes to condensed consolidated financial statements.

THE OHIO ART COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(amounts in thousands)

(unaudited)

	Nine Months Ended
	Oct 31 2003	Oct 31 2002
Cash flows from operating activities
Net income (loss)	$(549)	$891
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for depreciation and amortization	1,226	1,189
Sale of marketable securities	1,506
Changes in assets and liabilities	(819)	175
Deferred federal income tax	(321)	495
Net cash provided by operating activities	1,043	2,750
Cash flows from investing activities
Purchase of plant and equipment, less net book value of disposals	(689)	(542)
Cash flows from financing activities
Payments of debt	(2,007)	(1,085)
Dividends	(142)	(213)
Net cash used in financing activities	(2,149)	(1,298)
Cash
Increase (decrease) during period	(1,795)	910
Beginning of period	2,184	2,199
End of period	$389	$3,109

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

Financial information relating to reportable segments is as follows:

	Domestic Toy	International Toy	Ohio Art Diversified	Strydel Diversified	Total
Three months ended October 31, 2003
Revenues from external customers	$4,499	$229	$2,801	$1,035	$8,564
Intersegment revenues	4	0	0	0	4
Segment income (loss)	198	(197)	339	(59)	281

Three months ended October 31, 2002
Revenues from external customers	$5,472	$2,293	$3,006	$1,245	$12,016
Intersegment revenues	15	0	0	85	100
Segment income	388	81	554	7	1,030

Nine months ended October 31, 2003
Revenues from external customers	$9,899	$896	$7,483	$3,456	$21,734
Intersegment revenues	23	0	0	0	23
Segment income (loss)	(337)	(632)	555	(135)	(549)

Nine months ended October 31, 2002
Revenues from external customers	$11,960	$6,586	$6,342	$3,649	$28,537
Intersegment revenues	45	0	0	85	130
Segment income	286	385	204	16	891

Note 5 – Debt

The Company executed a $2,500 term loan in August 2002, to refinance its existing term loan on real estate.  The new term loan is payable in monthly installments of $47 including interest at the prime rate (4.00% effective rate at October 31, 2003).  The outstanding balance on the loan as of October 31, 2003 was $1,918.  The loan is collateralized by all real and personal property of the company.

The term loan contains a financial covenant common to similar agreements that requires maintenance of a minimum debt service coverage.  As of October 31, 2003, the Company was in compliance with this financial covenant.

In addition, in May 2003, the Company executed a commercial security agreement that provides for borrowings up to $5,000 for one year under the terms of a demand line of credit.  Interest is payable monthly at prime minus 1.00% (3.00% effective rate at October 31, 2003).  The amount available under the agreement as of October 31, 2003 was approximately $4,800.  The security agreement is collateralized by all real and personal property of the Company

Note 6 – Intangible Assets

	Original Cost	Accumulated Amortization	Net Book Value

Trademarks	$987	$754	$233

Amortization expenses for the nine months and three months ended October 31, 2003 were $72 and $24 respectively.  Estimated amortization expense for the next five years is:

Amount

2004	$87
2005	$67
2006	$47
2007	$24
2008	$8

Item 2.                           Management’s discussion and analysis of financial condition and results of operations

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(amounts in thousands)

Results of operations

Net sales decreased approximately 24% from $28,537 for the nine months ended October 31, 2002 to $21,734 for the comparable period of 2003.  For the three-month period ended October 31, 2003, net sales decreased approximately 29% to $8,564 from $12,016 for the quarter ended October 31, 2002.  Please refer to Note 4 to the condensed consolidated financial statements for a breakdown of sales by segment.

For the nine months ended October 31, 2003, the domestic and international toy segments reported sales declines of approximately $7,800, while the diversified products segments provided sales increases of approximately $900.  The Ohio Art diversified products segment was the only division to report an increase for the nine-month period.  Sales of seasonal toys improved by $1,600 over the comparable period in 2002, while sales of the Betty Spaghetty® fashion doll and Etch A Sketch® products decreased approximately $8,600 and $500, respectively, during the period.  All other toy categories recorded decreases as well.

The improvement in the shipment of Ohio Art diversified products was mainly due to sales to new customers.  Strydel diversified products sales fell $200 during the nine-month period due to a slowdown in shipments to automotive customers.

The sales decrease in the third quarter was the result of declines in toy and diversified products shipments of approximately $3,000 and $400 respectively.

The Company’s business is seasonal, with approximately 55% to 60% of its sales being made in the last six months of the calendar year in recent years.  Because of the seasonality of the Company’s business, the dollar order backlog at the most recent period end, November 30, 2003, is not necessarily indicative of expectations of sales for the full year.  Subject to industry practice and comments as detailed in the Company’s report on form 10-K for the year ended January 31, 2003, order backlog as of November 30 is approximately $4,400 versus $6,700 at the same date in 2002.

Other income for the nine-month period ending October 31, 2003 decreased to $582 from $1,030 for the comparable period of 2002.  For the three-month period ending October 31, 2003, other income decreased to $156 from $427 for the comparable period of 2002.  The decreases in both the nine-month and three-month periods were primarily due to lower royalties paid by international partners and licensees.

Gross profit margin (percentage) for the nine-month period ending October 31, 2002 (31.2%) decreased to (28.5%) for the nine months ended October 31, 2003.  The decline was due primarily to lower margins in the domestic toy segment resulting from sales of overstocked inventory and an overall reduction in shipments.

Gross profit margin (percentage) for the three-month period ending October 31, 2002 (36.1%) fell to (32.1%) for the comparable period of 2003.  The decrease is largely due to the same factors affecting the nine-month period.

The Strydel diversified products division also experienced gross margin erosion, as weak market conditions have required reductions in product pricing to maintain sales levels.

Selling, administrative, and general expenses for the nine months ended October 31, 2003 decreased to approximately $7,500 from approximately $8,300 for the comparable period of 2002 and fell to approximately $2,600 for the three months ended October 31, 2003 from approximately $3,100 for the comparable period of 2002.  The key expense areas affected for both periods include advertising, royalties, and sales commissions, all of which declined.

Interest expense decreased to $100 for the nine months ended October 31, 2003 from $257 for the comparable period of 2002 and decreased to $21 for the three months ended October 31, 2003 from $81 for the comparable period of 2002.  The lower interest expense is due primarily to a reduction in long-term debt of approximately $1,200.

An income tax benefit of $288 was recorded for the nine-month period ended October 31, 2003 compared to an expense of $495 for the similar period of 2002.  An expense of $52 was recorded for the three-month period ended October 31, 2003 compared to an expense of $547 for the three-month period ended October 31, 2002.  Income taxes are based upon estimates of the full fiscal year effective tax rate.

Liquidity and Capital Resources

Cash provided by operations for the nine-month period ended October 31, 2003 was $1,043 versus cash provided by operations of $2,750 for the comparable period of 2002.  The decrease was primarily the result of a net loss of $549 in the current nine-month period compared to net income of $891 in the comparable period of 2002.  Also, positive changes in marketable securities and accounts receivable were more than offset by decreases in accounts payable, accrued expenses, the short-term portion of long-term debt and deferred federal income taxes.

Cash used in investing activities for the nine month period ended October 31, 2003 was $689 compared to a cash usage of $542 in the comparable period of 2002.  The increase in capital expenditures in the nine-month period of 2003 was the result of the timing of planned expenditures.

Cash used in financing activities for the nine month period ended October 31, 2003 was $2,149 compared to cash used in the comparable period of 2002 of $1,298.  The increase in cash used in the 2003 period was primarily attributable to a reduction of borrowings under the Company’s line of credit facility and dividends paid of $2,007 and $142, respectively.

Effective August 2, 2002, the Company executed a five-year $2,500 term loan to replace its existing term loan. The outstanding balance on the loan as of October 31, 2003 was $1,918.  Effective May 21, 2003, the Company entered into a one-year demand line of credit agreement that provides for unrestricted borrowings of up to $5,000. The amount available under the agreement as of October 31, 2003 was approximately $4,800. The line of credit facility and term loan are collateralized by the assets of the Company.

The Company was in compliance with the covenants included in its loan agreements at October 31, 2003 and October 31, 2002.

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

The Company has established a reserve for customer returns and defective merchandise based on our past experience.  As of October 31, 2003, the accrual rate was 2.5% of gross sales and the account balance was $542.

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

Other comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities and minimum pension liability adjustments required by generally accepted accounting principles, are reported as a direct adjustment to the equity section of the balance sheet.  Such items, along with net income, are considered components of comprehensive income.  Accumulated other comprehensive income (loss) consists solely of the minimum pension liability adjustment, net of tax benefit of approximately ($1,531) as of October 31, 2003.

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

There were no changes in our internal controls over financial reporting during the quarter ended October 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6.            Exhibits and reports on Form 8-K

a.          Exhibits

31.1	Certification of William C. Killgallon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jerry D. Kneipp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of William C. Killgallon and Jerry D. Kneipp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.         A current report on Form 8-K dated May 21, 2003 was filed to announce the refinancing of the Company’s existing revolving credit facility with the CIT Group/Business Credit Inc. with a demand line of credit facility with Key Bank.  The Commercial Security Agreement, dated May 21, 2003, with Key Bank was also filed.

For Items 1, 2, 3, 4, and 5 there is no responsive information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE OHIO ART COMPANY
(Registrant)

Date: December 12, 2003	/s/ William C. Killgallon
William C. Killgallon
Chairman of the Board
and Chief Executive Officer

Date: December 12, 2003	/s/ M. L. Killgallon II
M. L. Killgallon II
President

Date: December 12, 2003	/s/ Jerry D. Kneipp
Jerry D. Kneipp
Treasurer and
Chief Financial Officer