Form 10-K
period 2004-01-31
OHIO ART CO
filed 2004-04-28
CIK 73942

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended January 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 0-4479.

THE OHIO ART COMPANY

(Exact name of Registrant as specified in its charter)

Ohio	34-4319140
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 111, Bryan, Ohio	43506
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 419-636-3141

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1 Par Value	American Stock Exchange

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of July 31, 2003 was approximately $5,373,000 (based upon the closing price of $14.00 on July 31, 2003 on The American Stock Exchange).  The number of shares outstanding of the issuer’s Common Stock as of April 22, 2004 was 886,784.  It is estimated that 43% of that stock is held by non-affiliates.  (Excludes shares beneficially owned by officers and directors and their immediate families).

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Portions of the Proxy Statement for Annual Meeting of Stockholders to be held on June 1, 2004 filed with the SEC pursuant to Schedule 14D Part III.

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

Products and Distribution

The Company manufactures and markets approximately 50 toy items including the nationally advertised Etch A Sketch®, Travel Etch A Sketch®, and Pocket Etch A Sketch® drawing devices, Betty Spaghetty® fashion doll, and A.R.M. 4000XL™ water toy.

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

	Year Ended
CLASS	1/31/04	1/31/03	1/31/02
Writing and Drawing Toys	33%	26%	27%
Activity Toys	8%	2%	5%
Small Dolls	12%	36%	37%
Diversified Products	47%	36%	31%

Competition

The toy industry is highly competitive, and among the Company’s competitors are a number of substantially larger firms having greater financial resources and doing a substantially greater volume of business.  Published statistics for the year 2003 indicate the Company accounted for less than one percent (1%) of the total toy sales in the United States.  Competition in the Company’s business is believed to be based on novelty of product, customer appeal, merchandising of character licenses, ability to deliver products on a timely basis, price, and reputation for quality.

The Diversified Products segments are primarily products manufactured to customers’ specifications.  The Company believes that the principal competitive factors in this business are price and demonstrated ability to deliver quality products on a timely basis.

Seasonality

The Company’s toy business is seasonal and historically approximately 55% to 60% of its sales have been made in the last six months of the fiscal year.  Second half shipments in the last two fiscal years amounted to 59% and 56% of annual sales in fiscal 2004 and 2003 respectively. Historically, the second half is particularly strong as the primary selling season is prior to the Christmas holiday.  The Company’s customers in recent years have ordered later in the year in an effort to control inventories.

Toy segment results for the first six months of fiscal 2004 fell approximately 44% from the first six months of fiscal 2003, principally on weak sales of Betty Spaghetty® fashion doll in the domestic and European markets.  Sales of the drawing toy category trailed the year earlier period by approximately 10%.  The water toy category of products ran counter to this trend and experienced increased sales volume.  Collectively, the Diversified Products segments reported a sales increase of 20% in first half shipments over the similar period of fiscal 2003 primarily due to a strong performance by the Ohio Art Diversified Products division.  The Strydel division shipments rose slightly over the comparable period of fiscal 2003. The Diversified Products segments do not have any established seasonal pattern.

For additional information regarding the Company’s various segments, see Footnote 6 to the Consolidated Financial Statements.

Backlog

The Company’s order backlog at the end of any fiscal year is not a meaningful predictor of financial results of the preceding or succeeding year.  Historically, new toy products have been introduced at the annual industry trade fairs in February and October in New York and at foreign trade fairs, which generally occur within a thirty-day period prior to the February U.S. trade fair.  In recent years there has been a trend to earlier introduction of new items to major customers.  Major customers normally place tentative orders during the first and second calendar quarters, which indicate the items they will be buying for the coming season and an indication of quantity.  These orders are usually “booking” orders, which have no designated shipment date.  Customers confirm specific shipment dates during the year to meet their requirements.  Industry practice is that these orders are cancelable until shipped at no cost to the customer.  Because the Company’s product mix has a high percentage of promotional type products, the dollar amount of orders in the order backlog which have been canceled in the third and fourth quarters has been unpredictable.  It is therefore difficult to state the level of firm order backlog.

Order backlog at any point in time is impacted by the timing of the trade fairs and placing of initial tentative orders by major accounts, the product mix between spring and fall items, the mix between domestic versus international orders, and the year-end inventory carry-over of the

Company’s products at the retail level on the part of its customers.  The order backlogs believed to be firm, subject to comments above, as of April 9, 2004 were:

2004 - approximately  $3,600,000

2003 - approximately  $5,400,000

The seasonal nature of the business generally requires a substantial build-up of working capital during the second and third calendar quarters to carry inventory and accounts receivable.  Extended payment terms are in general use in the toy industry to encourage earlier shipment of merchandise required for selling during the spring and Christmas seasons.

Raw Materials

The Company’s basic raw materials are sheet metal, inks and coatings, plastic resins, fiberboard, and corrugated containers and are generally readily available from a number of sources.  Although the Company has at times not been able to procure sufficient quantities of certain raw materials to meet its needs, adequate supplies have been available in recent years.

The Company imports a variety of plastic and miscellaneous parts as well as finished products from China and steel from Japan for its lithography business.  In the fiscal years ended January 31, 2004 and 2003, these imports accounted for approximately 22% and 30%, respectively, of the total cost of goods sold.  Tariffs, internal affairs of foreign countries, and other restraints on international trade have not materially affected the Company to date, but no assurance can be given that these conditions will continue.  The Company has utilized forward exchange contracts to cover requirements for major purchase commitments based on foreign currencies.  However, the use of foreign exchange contracts has not been necessary in the past ten years.

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

The Company has an established program for licensing others to manufacture and/or distribute its products outside the United States.  International sales declined significantly in fiscal 2004 as increased competition in the small doll category impacted sales in Europe of the Betty Spaghetty® fashion doll.

Employees

Because of the seasonal nature of the Company’s business, the number of full-time employees at January 31, 2004, 2003, and 2002 is not as indicative of activity as the average number of employees during the year.  The average number of full-time employees has been: 2004 – 187, 2003 – 191, 2002 – 204.

The Company maintains its own design and development staff and, in addition, utilizes contractual arrangements with outside development groups.  Approximately $289,000, $357,000, and $346,000 for the years ended January 31, 2004, 2003 and 2002, respectively, was spent on such activities.  Outside development expenses for 2004, 2003, and 2002 were approximately $504,000, $145,000, and $26,000, respectively.

Customers

Customers of the toy segment include a number of large retailers.  A number of major toy retailers have, in recent years, experienced financial difficulties resulting in bankruptcy, restructuring, or slow payment.  The loss of any of these customers could have a material adverse effect on this segment of the Company’s business.  In fiscal 2004, 2003 and 2002, the Company’s top two major customers were Wal-Mart and Target, based on the Company’s consolidated revenues.  For the same three-year period, Wal-Mart accounted for 10% or more of the Company’s sales.  For additional information, see Note 6 of Notes to Consolidated Financial Statements included herein for the year ended January 31, 2004.

Sales of the Company’s Diversified Products segments are concentrated in a limited number of accounts.  Sales to the five largest customers accounted for approximately 66%, 84% and 77% in fiscal 2004, 2003 and 2002, respectively, of the total sales of these segments.  The loss of any of these customers could have a material adverse effect on the Diversified Products segments of the Company’s business.

Executive Officers of the Company

Officers are elected annually to serve until the first meeting of directors following the annual meeting of shareholders in each year.

Name	Age	Present Position With Company	First Year Elected To Present Position

William C. Killgallon	65	Chairman and Chief Executive Officer	1989

Martin L. Killgallon II	56	President	1989

J. D. Kneipp	59	Chief Financial Officer	1999

E. A. Clark, Jr.	63	Vice President Manufacturing	2000

J. D. Wood	50	Vice President Product Development	2000

J. F. Gostkowski	54	Vice President Lithographic Operations	2003

W. E. Shaffer	81	Secretary	1995

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

J. F. Gostkowski was elected Vice President of Lithographic Operations in July 2003.  He had previously served as Manager of Lithography Operations since May 2001 and Assistant Manager of Custom Lithography since his date of employment in January 1998.

Item 2.  Properties

The Company owns plants located in Bryan, Ohio, which consist of approximately 60,000 square feet of office, 374,000 square feet of production, and 227,000 square feet of warehouse space.  The Company also owns a plant in Stryker, Ohio, which consists of approximately 134,000 square feet.  The majority of the Company’s facilities are of masonry construction and are adequate for its present operations.  Production of metal lithography is normally scheduled on a two- shift, eight-hour, five-day week with overtime for Saturday and Sunday at the Bryan, Ohio facilities.  The Stryker, Ohio plant is normally scheduled on the basis of three-shift operations.   The Company also leases 4,300 square feet of office space in New York City, New York.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for the Company’s Common Stock and Related Stockholder Matters

The principal market for the Common Stock of The Ohio Art Company is the American Stock Exchange (the “Exchange”) under Ticker Symbol “OAR”.  The approximate number of record holders of the Company’s Common Stock at January 31, 2004 was 278.  The high and low sales prices of the stock on that Exchange, as reported by the Exchange, and earnings (loss) and dividends per share paid on the stock in 2004 and 2003 by quarter, were as follows:

	Fiscal Year Ended January 31, 2004
	Sales Prices		Income (Loss)	Dividend
	High	Low		Declared
Feb – Apr	$17.98	$12.45	$(.61)	$.08
May - Jul	15.25	13.05	(.34)	.04
Aug - Oct	14.20	9.00	.32	.04
Nov - Jan	17.35	11.12	.12	.04

	Fiscal Year Ended January 31, 2003
	Sales Prices			Dividend
	High	Low	Income (Loss)	Declared
Feb – Apr	$32.25	$18.25	$(.74)	$.16
May - Jul	25.00	10.50	.58	.04
Aug - Oct	14.75	10.25	1.18	.04
Nov - Jan	21.00	10.25	.39	.04

Item 6.  Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

YEARS ENDED JANUARY 31, 2004, 2003, 2002, 2001, AND 2000

(Amounts in thousands, except per share data)

	JANUARY 31
	2004	2003	2002	2001	2000

Net Sales and Other Income	$29,510	$38,987	$46,872	$46,674	$54,777
Net Income (Loss)	(447)	1,229	3,136	(1,380)	356
Net Income (Loss) per Share of Common Stock (a)	(.51)	1.41	3.60	(1.59)	.41
Dividends Declared per Share of Common Stock	.20	.28	.08	.00	.00
Dividends Paid per Share of Common Stock(b)	.20	.28	.04	.00	.04
Book Value per Share of Common Stock (c)	9.74	9.90	10.29	6.99	8.53
Average Number of Shares Outstanding	874,428	872,979	870,787	865,516	865,046
Working Capital (Deficit)	$5,799	$5,819	$5,265	$(3,349)	$9,694
Property, Plant and Equipment (net)	6,427	7,355	7,804	8,985	10,258
Total Assets	16,059	20,456	22,551	22,944	28,361
Long-Term Obligations	4,080	4,795	5,358	971	13,798
Stockholders Equity	8,641	8,777	9,125	6,203	7,563
Average Number of Employees	187	191	204	304	309

Note:  Amounts for the period ended January 31, 2000 have been restated to reflect the change from the last-in-first-out (LIFO) method of valuing inventories to the first-in-first-out (FIFO) method in fiscal year 2001.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operations

The following table sets forth for the periods indicated selected statement of operations items, the percentage relationship to net sales, and the percentage increase or decrease of such items as compared to the corresponding period:

	JANUARY 31,
	2004	2003	2002	2004	2003
	(Dollars in thousands)			% Increase (Decrease)

Net Sales	$28,682	$37,334	$45,544	(23.2)%	(18.0)%
Gross Margin	8,241	11,627	13,625	(29.1)%	(14.7)%
Percent of Net Sales	28.7%	31.1%	29.9%

Selling, Administrative and General	$9,589	$10,803	$11,744	(11.2)%	(8.0)%
Percent of Net Sales	33.4%	28.9%	25.8%

Income (Loss) from Operations before Interest Expense and Taxes	$(520)	$2,478	$3,209	(121.0)%	(22.8)%
Percent of Net Sales	(1.8)%	6.6%	7.0%

Interest Expense	$120	$306	$766	(60.8)%	(60.1)%
Percent of Net Sales	.4%	.8%	1.7%

Income Tax Expense (Benefit)	$(193)	$943	$(693)	(120.5)%	236.1%
Percent of Net Sales	(.7% )	2.5%	(1.5)%

Net Income (Loss)	$(447)	$1,229	$3,136	(136.4)%	(60.8)%
Percent of Net Sales	(1.6)%	3.3%	6.9%

Net sales for the year ended January 31, 2004 decreased 23% from the prior year.  Lower revenues were reported in both the domestic and international toy segments as one of our key toy categories, Betty Spaghetty® fashion doll was buffeted in the marketplace by competitive dolls in most major markets.  This loss of volume adversely affected our results during the entire fiscal year.  The drawing toy category, which features the Etch A Sketch® drawing toy, recorded comparable results to fiscal 2003.  Non-toy volume for fiscal 2004 increased slightly as the Ohio Art Diversified Products segment reported a 7.6% increase, but the Strydel Diversified segment reported less volume than the year before.

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

Aggregate toy segment export sales from the United States, foreign royalty income, and direct shipments from foreign manufacturers to foreign customers included in consolidated revenues amounted to approximately $1,475,000, $8,689,000, and $11,458,000 in fiscal years 2004, 2003, and 2002, respectively, of which approximately $432,000, $6,505,000, and $9,611,000 in fiscal years 2004, 2003, and 2002 respectively, were to customers in the European community.

The Company’s gross margin percentage in 2004 (28.7%) dropped considerably from the level of the prior year (31.1%).  All segments reported lower margins except Ohio Art Diversified.  Toy segment and Strydel Diversified margins fell 0.1% and 4.9% respectively, due in part to declining sales volume, unabsorbed overhead expense and disposition of obsolete products.  Ohio Art Diversified margins rose 2.3%, due to improvements in the segment’s pricing structure and continuing efforts to reduce overhead expenses.

The gross margin percentage in 2003 (31.1%) showed solid gains over the previous year (29.9%).  All segments reported higher gross margins except International Toy, which fell 0.6%.  In total, toy segment margins rose 1.0% due to lower sales deduction and overhead expenses.  Ohio Art Diversified reported a margin improvement of 0.8%, largely due to reduced sales deduction expenses.  Strydel Diversified margins improved significantly (9.1%) partly on the strength of a 34% sales gain over the previous year.  The additional volume enabled the segment to absorb more of its fixed overhead costs.

Selling, administrative, and general expenses in fiscal 2004 were reduced by approximately $1,200,000 from the preceding year. Advertising expense declined approximately $670,000, as expenditures were limited to a percentage of sales.  Royalty expense and selling commissions decreased approximately $680,000 and $80,000 respectively due to lower sales of the Betty Spaghetty® fashion doll, while expenses related to outside product development grew approximately $360,000.  Legal and professional expenses were reduced by more than $157,000 from the previous year, despite incurring approximately $228,000 for legal costs related to a patent infringement suit initiated by Larami Limited.  The suit was settled in September 2003.  The Company did not fund the employee bonus plan in fiscal 2004, resulting in savings of approximately $200,000 over the previous year.

Selling, administrative, and general expenses in fiscal 2003 decreased by approximately $940,000 from the preceding year. Significant reductions in advertising expenditures ($400,000) and salary expense ($840,000) were partially offset by higher pension, health insurance and outside development expenses.  Bonuses to be paid to office employees in March 2003 amounted to less than $200,000.

Interest expense decreased approximately $187,000 in fiscal 2004 from the prior year.  The Company’s loans, which are based on the prime bank lending rate, were favorably affected by a decline in this rate during the year.  In addition, the Company repaid approximately $2,300,000 of the long-term debt during the year.

Interest expense decreased approximately $460,000 in fiscal 2003 from the previous year as the Company continued its efforts to reduce outstanding debt through improvements in cash flow and as a result of lower interest rates.  The Company repaid approximately $1,300,000 of long-term debt in fiscal 2003, most of it in the third and fourth quarters.

The fiscal 2004 loss before income taxes of approximately $640,000 resulted from a combination of factors, primarily significantly lower sales volume and margins, which were somewhat offset by reduced sales allowances, advertising and selling expenses, and interest expense.  Also, the Company recorded a charge of approximately $520,000 related to a customer’s application for reorganization through the federal bankruptcy court.

The Company achieved fiscal 2003 income before taxes of $2,172,000, approximately $270,000 less than the previous year, despite an 18% decrease in net sales.  The decline of approximately $2,000,000 in gross margin was countered by lower selling, administrative and general expenses ($940,000) and interest expense ($460,000) coupled with higher royalty and other income items ($330,000).

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Significant intercompany accounts, transactions and profits are eliminated in consolidation.

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

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.  All securities held at January 31, 2003 are classified as trading securities, and are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.  The net unrealized gains or losses on trading securities are reported in earnings.

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

Advertising and Sales Promotion

Advertising and sales promotion expenditures are charged to operations in the year incurred. Advertising expense was approximately $1,404,000, $2,079,000, and $2,481,000 for the years ended January 31, 2004, 2003, and 2002, respectively. Prepaid advertising and sales promotion expenditures amounted to approximately $174,000 and $141,000 at January 31, 2004 and 2003, respectively.

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

Financial Instruments

The carrying amounts for cash, accounts receivable, and short- and long-term debt approximate fair market value due to their short maturity.  The fair value of debt, based on discounted cash flow analyses using current borrowing rates, approximates its carrying amount.

Inventory

Inventories are carried at the lower of cost or market, cost being determined using the first-in, first-out method.

New Pronouncements

In May 2003, Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150) was issued.  SFAS 150 addresses accounting and reporting for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150, which will be effective February 1, 2004, will not have a material effect on the Company’s financial position, results of operations or cash flows.

Other Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities and minimum pension liability adjustments required by accounting principles generally accepted in the United States of America, are reported as a direct adjustment to the equity section of the balance sheet.  Such items, along with net income, are considered components of comprehensive income.  Accumulated other comprehensive income (loss) consists solely of the minimum pension liability adjustment, net of tax provision (benefit), of $468,089 at January 31, 2004, ($1,347,937) at January 31, 2003 and ($182,930) at January 31, 2002.

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

The Company has made a concerted effort to improve cash flows from operating activities in recent years.  Net cash generated from operating activities amounted to approximately $2,292,000, $2,577,000 and $6,393,000 in fiscal years 2004, 2003 and 2002 respectively.  Most of the improvement in these years has been derived from net income and reductions in operating assets and liabilities and non-cash items.

Cash used in investing activities for fiscal year 2004 decreased approximately $369,000 from the previous fiscal year due to lower investment in new product tooling and capital equipment.  Purchases of property, plant and equipment in fiscal years 2004, 2003 and 2002 amounted to approximately $669,000, $1,032,000 and $509,000, respectively.  The Company spent significantly less than the provision for depreciation and amortization in each of these years.

Cash used in financing activities for fiscal years 2004, 2003, and 2002 amounted to approximately $2,611,000, $1,547,000 and $4,203,000 respectively.  Funds provided by other activities were primarily used to reduce the Company’s long-term and short-term debt.

On August 1, 2002, the Company executed a five-year $2,500,000 term loan to replace an existing term loan.  On May 21, 2003, the Company entered into a one-year demand line of credit agreement that provides for unrestricted borrowings of up to $5,000,000. The amount available under the agreement as of January 31, 2004 was $5,000,000. The line of credit facility and term loan are collateralized by all real and personal property of the Company.

The outstanding loan balances at January 31, 2004 were $0 on the demand line of credit agreement, approximately $1,836,000 on the term loan, and $263,000 on the Company’s ESOP.  The outstanding loan balances at January 31, 2003 were $0 on the revolving credit agreement, approximately $4,088,000 on the term loans, and $283,000 on the Company’s ESOP.

Set forth below is a summary of all obligations of the Company during future fiscal years as of January 31, 2004:

Fiscal Year	Long Term Debt Obligations	Lease Obligations	Totals
2005	$498,234	$165,160	$663,394
2006	519,026	164,893	683,919
2007	540,472	42,460	582,932
2008	278,686	0	278,686
Totals	$1,836,418	$372,513	$2,208,931

The Company was in compliance with the covenants included in its loan agreements at January 31, 2004.

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

The Company was notified by the state of Ohio Environmental Protection Agency (EPA) in April 2003 that certain of the Company’s air emissions were in violation of EPA standards.  The company has installed new equipment to comply with EPA standards, and in fiscal year 2004 settled the matter by agreeing to pay a civil penalty of $117,000 to benefit the Ohio Environmental Education Fund and administer pollution control programs.

Impact of Inflation and Changing Prices

The Company’s current labor contracts and management compensation policies have lessened the impact that wage inflation has on operations because compensation above base wages has been based on overall Company performance.  Although the Company continued to be affected by increased costs of materials and services during fiscal 2004, the magnitude of these increases, other than costs of natural gas, required pension funding and employee health care, over the past several years has not been significant in most areas of the business.

Increases in natural gas rates affect the lithography business, which utilizes gas-powered ovens, most directly.  However, short-term increases in gas rates are not expected to have a material adverse effect on lithography product costs. The Company’s premium-based health insurance plan experienced a 7% rate increase in fiscal 2004 due to increased claims experience coupled with a general increase in the cost of health-related services.  Insurance premiums for fiscal 2005 are expected to be 11% higher than in fiscal 2004.

In recent years, a higher percentage of component parts used in the Company’s products have been purchased from sources outside of the United States.  Changes in product mix in fiscal years 2004, 2003, and 2002 resulted in only a small portion of these purchases being committed in foreign currencies and therefore only minor exposure to exchange risk.

Some of the primary raw materials used in the manufacture of the Company’s products are petrochemical derivative plastics.  Costs of these raw materials are closely tied to the price of oil.  Costs were relatively constant throughout fiscal 2004 but events in the Middle East could have an adverse impact on material costs in the near future.  During a period of rapidly rising costs the Company is not able to fully recover cost increases through price increases due to competitive conditions and trade practices.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

The Ohio Art Company and Subsidiaries

Bryan, Ohio

We have audited the accompanying consolidated balance sheet of The Ohio Art Company and Subsidiaries as of January 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements of The Ohio Art Company and Subsidiaries for the year ended January 31, 2002 were audited by other auditors; whose report dated March 7, 2002 expressed an unqualified opinion on those statements.

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

In our opinion, the 2004 and 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Ohio Art Company and Subsidiaries as of January 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

Toledo, Ohio
March 4, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

The Ohio Art Company

Bryan, Ohio

We have audited the 2002 consolidated financial statements and financial statement schedule of The Ohio Art Company and Subsidiaries, listed in Item 15(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of The Ohio Art Company and Subsidiaries for the year ended January 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Crowe Chizek and Company LLC

Fort Wayne, Indiana
March 7, 2002

CONSOLIDATED FINANCIAL STATEMENTS

The Ohio Art Company and Subsidiaries

Consolidated Balance Sheets

	January 31
	2004	2003

Current Assets:
Cash	$1,188,865	$2,184,236
Marketable Securities	—	1,505,850
Accounts receivable, less allowances of $624,586 in 2004 and $520,055 in 2003	3,669,777	4,221,706
Inventories - at first-in, first-out (FIFO) method:
Materials and purchased parts	1,187,421	1,026,461
In process	75,417	58,068
Finished products	2,196,852	2,824,754
Total Inventories	3,459,690	3,909,283

Deferred income taxes	576,000	586,142
Prepaid expenses	243,685	295,246

Total current assets	9,138,017	12,702,463

Other Assets:
Cash value of life insurance, net of policy loans of $3,994 and $185,271 in 2004 and 2003, respectively	292,000	88,271
Deposits and advances	201,781	310,343
Total other assets	493,781	398,614

Property, Plant and Equipment:
Land	161,639	161,639
Land improvements	177,114	177,114
Leasehold improvements	132,920	132,920
Building and building equipment	7,913,573	7,952,511
Machinery and equipment	31,742,020	31,332,486
Total property, plant and equipment	40,127,266	39,756,670

Less allowances for depreciation and amortization	33,700,115	32,401,501

Net property, plant and equipment	6,427,151	7,355,169

Total assets	$16,058,949	$20,456,246

See notes to Consolidated Financial Statements.

The Ohio Art Company and Subsidiaries

Consolidated Balance Sheets

	January 31
	2004	2003
Liabilities:

Current Liabilities
Accounts payable	$1,753,626	$2,731,013
Employees’ compensation and amounts withheld therefrom	268,992	446,849
Taxes, other than income taxes	218,396	484,452
Federal income taxes payable	24,000
Other liabilities	539,831	936,504
Dividend payable	35,452	35,471
Long-term debt due or callable within one year	498,234	2,249,474

Total current liabilities	3,338,531	6,883,763

Long-term debt, less amounts due or callable within one year	1,338,184	1,838,987
Deferred income taxes	154,000	267,142
Accrued pension	2,115,719	2,409,415
Other	471,773	280,000

Total liabilities	7,418,207	11,679,307

Stockholders’ Equity:
Common Stock, par value $1.00 per share:
Authorized - 1,935,552 shares
Outstanding - 886,784 shares	886,784	886,784
Additional paid-in capital	196,898	196,898
Reduction for ESOP loan guarantee	(263,000)	(283,000)
Accumulated other comprehensive loss, net of tax	(1,062,778)	(1,530,867)
Retained earnings	8,882,838	9,507,124

Total stockholders’ equity	8,640,742	8,776,939

Total liabilities and stockholders’ equity	$16,058,949	$20,456,246

See notes to Consolidated Financial Statements.

The Ohio Art Company and Subsidiaries

Consolidated Statements of Operations

	Year Ended January 31
	2004	2003	2002

Revenue:
Net sales	$28,682,012	$37,333,666	$45,544,270
Royalty income	674,590	1,378,249	1,229,335
Other income	153,260	274,813	98,673

Total revenue	29,509,862	38,986,728	46,872,278

Costs and Expenses:
Cost of products sold	20,440,855	25,706,175	31,919,510
Selling, general and administrative	9,589,296	10,802,517	11,743,882
Interest	119,753	306,449	766,116

Total costs and expenses	30,149,904	36,815,141	44,429,508

Income (Loss) Before Income Taxes	(640,042)	2,171,587	2,442,770

Provision for (Benefit from) Income Taxes	(193,000)	943,000	(692,838)

Net Income (Loss)	$(447,042)	$1,228,587	$3,135,608

Net Income (Loss) per Share	$(0.51)	$1.41	$3.60

Average Number of Shares Outstanding	874,428	872,979	870,787

See Notes to Consolidated Financial Statements.

The Ohio Art Company and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock	Additional Paid- In Capital	Guaranteed ESOP Obligation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals

Balances - February 1, 2001	$886,784	$196,898	$(343,000)	$5,462,153	$—	$6,202,835
Comprehensive income (loss):
Net income				3,135,608		3,135,608
Additional minimum pension liability, net of tax of $95,000					(182,930)	(182,930)
Net comprehensive income						2,952,678
Adjustment to guaranteed ESOP obligation			40,000			40,000
Dividends				(70,943)		(70,943)

Balances - January 31, 2002	886,784	196,898	(303,000)	8,526,818	(182,930)	9,124,570
Comprehensive income (loss):
Net income				1,228,587		1,228,587
Additional minimum pension liability, net of tax of $709,000					(1,347,937)	(1,347,937)
Net comprehensive loss						(119,350)
Adjustment to guaranteed ESOP obligation			20,000			20,000
Dividends				(248,281)		(248,281)

Balances - January 31, 2003	886,784	196,898	(283,000)	9,507,124	(1,530,867)	8,776,939
Comprehensive income (loss):
Net loss				(447,042)		(447,042)
Reduction in minimum pension liability, net of tax of $147,000					468,089	468,089
Net comprehensive income						21,047
Adjustment to guaranteed ESOP obligation			20,000			20,000
Dividends				(177,244)		(177,244)

Balances - January 31, 2004	$886,784	$196,898	$(263,000)	$8,882,838	$(1,062,778)	$8,640,742

See Notes to Consolidated Financial Statements.

The Ohio Art Company and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended January 31
	2004	2003	2002

Cash Flows from Operating Activities
Net income (loss)	$(447,042)	$1,228,587	$3,135,608
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for depreciation and amortization	1,654,823	1,554,639	1,689,656
Deferred federal income taxes	(217,000)	943,000	(573,032)
Provision for losses on accounts receivable	309,549	84,055	(39,789)
Scholarship obligation expense	3,000	43,854	(13,500)
Loss (gain) on sale of property, plant, and equipment	17,920	(8,659)	(12,500)
Changes in operating assets and liabilities:
Marketable securities	1,505,850	(1,505,850)	—
Accounts receivable	242,380	682,465	1,017,719
Inventories	449,593	1,033,331	680,397
Accounts payable	(977,387)	(489,892)	(738,465)
Federal income taxes payable	24,000	—	—
Prepaid expenses, other assets, accrued expenses and other liabilities	(273,746)	(988,234)	1,246,554

Net cash provided by operating activities	2,291,940	2,577,296	6,392,648

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(668,855)	(1,032,466)	(508,578)
Changes in net cash value of life insurance	(22,452)	(21,839)	(29,825)
Proceeds from sale of property, plant and equipment	14,560	8,659	12,500

Net cash used in investing activities	(676,747)	(1,045,646)	(525,903)

Cash Flows from Financing Activities
Borrowings	—	2,500,000	44,414,045
Repayments	(2,252,043)	(3,798,266)	(48,581,738)
Payments on loans against cash surrender value	(181,277)	—	—
Cash dividends paid	(177,244)	(248,281)	(35,471)

Net cash used in financing activities	(2,610,564)	(1,546,547)	(4,203,164)

Cash
Increase (decrease) during the year	(995,371)	(14,897)	1,663,581
At beginning of year	2,184,236	2,199,133	535,552

Cash - End of year	$1,188,865	$2,184,236	$2,199,133

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$131,000	$311,000	$788,000

Cash paid for income taxes - net	$50,000	$—	$—

See Notes to Consolidated Financial Statements.

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

The Company manufactures and markets approximately 50 toy items including the nationally advertised Etch A Sketch®, Travel Etch A Sketch® and Pocket Etch A Sketch® drawing devices, Betty Spaghetty® Fashion Doll, and A.R.M 4000XL™ water toy.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Significant intercompany accounts, transactions and profits are eliminated in consolidation.

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

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.  All securities held at January 31, 2003 are classified as trading securities, and are stated at fair value as determined by the most recently traded price of each security at the balance sheet date.  The net unrealized gains or losses on trading securities are reported in earnings.

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

Advertising and Sales Promotion

Advertising and sales promotion expenditures are charged to operations in the year incurred. Advertising expense was approximately $1,404,000, $2,079,000, and $2,481,000 for the years ended January 31, 2004, 2003, and 2002, respectively. Prepaid advertising and sales promotion expenditures amounted to approximately $174,000 and $141,000 at January 31, 2004 and 2003, respectively.

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

Financial Instruments

The carrying amounts for cash, accounts receivable, and short- and long-term debt approximate fair market value due to their short maturity.  The fair value of debt, based on discounted cash flow analyses using current borrowing rates, approximates its carrying amount.

Inventory

Inventories are carried at the lower of cost or market, cost being determined using the first-in, first-out method.

New Pronouncements

In May 2003, Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150) was issued.  SFAS 150 addresses accounting and reporting for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150, which will be effective February 1, 2004, will not have a material effect on the Company’s financial position, results of operations or cash flows.

Other Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities and minimum pension liability adjustments required by accounting principles generally accepted in the United States of America, are reported as a direct adjustment to the equity section of the balance sheet.  Such items, along with net income, are considered components of comprehensive income.  Accumulated other comprehensive income (loss) consists solely of the minimum pension liability adjustment, net of tax provision (benefit), of $468,089 at January 31, 2004, ($1,347,937) at January 31, 2003 and ($182,930) at January 31, 2002.

Related Party Transactions

The Company purchased services from a company related through common ownership for approximately $74,000, $68,000, and $82,000 for the years ended January 31, 2004, 2003, and 2002, respectively.  The Company believes that these services are provided on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

2.               Long Term Obligations

Long-term obligations at January 31, 2004 and 2003 consist of the following:

	2004	2003

Term Loan	$1,836,418	$4,088,461

Less amounts due or callable within one year	(498,234)	(2,249,474)
Total	$1,338,184	$1,838,987

Maturities of long-term obligations during future fiscal years are:

2005	$498,234
2006	519,026
2007	540,472
2008	278,686
Total	$1,836,418

On August 1, 2002, the Company executed a five-year $2,500,000 term loan to replace an existing term loan. The new term loan is payable in monthly installments of $46,973 including interest at  the  lender’s prime rate (effective rate of 4.00% at January 31, 2004). The loan is collateralized by all real and personal property of the Company.

In addition, in May 2003, the Company executed a commercial security agreement that provides for borrowings up to $5,000,000 for one year under the terms of a demand line of credit.  Interest is payable monthly at prime minus 1.00% (effective rate of 3.00% at January 31, 2004).  The amount available under the agreement as of January 31, 2004 was $5,000,000.  The security agreement is collateralized by all real and personal property of the Company.

The term loan contains a financial covenant requiring minimum debt service coverage.  As of January 31, 2004, the Company was in compliance with this financial covenant.

On May 22, 2000, the Company executed a seven-year $363,000 loan agreement with its Employees’ Stock Ownership Plan (ESOP) to provide funds to finance the Plan’s purchase of unallocated shares held by the Plan.  The loan is payable in minimum annual installments of $20,000 plus interest at 7.0 percent.

3.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Components of the deferred tax assets and liabilities as of January 31, 2004 and 2003 are as follows:

	2004	2003

Gross deferred tax assets:
Net operating loss carryforwards	$—	$68,000
Inventory	157,000	148,000
Charitable contributions carryover	168,000	120,000
Accounts receivable	225,000	187,000
Accrued expenses	357,000	260,000
Retirement plans	182,000	170,000
Minimum pension liability	547,000	585,000
Total deferred tax assets	1,636,000	1,538,000

Gross deferred tax liabilities:
Property, plant and equipment	1,153,000	996,000
Prepaid insurance	61,000	—
LIFO recapture	—	223,000
Total deferred tax liabilities	1,214,000	1,219,000
Net deferred tax asset	$422,000	$319,000

At January 31, 2004 and 2003, the Company believes that it is more likely than not that the future tax benefits of recorded net deferred income tax assets will be realized.  Accordingly, the Company believes that no valuation allowance is required for the recorded net deferred income tax assets at January 31, 2004 and 2003.  However, the amount of the net deferred income tax assets considered realizable could be adjusted in the future if estimates of future taxable income or reversing taxable temporary differences are revised.

The provision for (benefit from) federal income taxes for the years ended January 31, 2004, 2003 and 2002 consisted of the following:

	2004	2003	2002
Current income tax benefit:
Federal	$24,000	$—	$(120,000)

Deferred income tax provision (recovery):
Federal	(217,000)	943,000	(573,000)
Provision for (benefit from) income taxes	$(193,000)	$943,000	$(693,000)

Reconciliation of reported income tax expense (benefit) and the amount computed by applying the statutory U.S. federal income tax rate of 34% to income (loss) before income taxes is stated below:

	Year ended January 31
	2004	2003	2002
Tax provision (benefit) at U.S. Federal statutory rate	$(218,000)	$732,000	$831,000

Change in valuation allowance	—	—	(1,447,000)

Variances caused by permanent differences	26,000	25,000	—
State income taxes - net of Federal income taxes	(3,000)	40,000	—

Other, net	2,000	146,000	(77,000)
Total	$(193,000)	$943,000	$(693,000)

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

The following tables set forth aggregated information related to the various pension plans:

	January 31
	2004	2003
Change in projected benefit obligation:
Benefit obligation at beginning of year	$10,840,105	$8,845,301
Service Cost	236,132	220,785
Interest Cost	696,113	655,300
Actuarial Losses	199,852	1,483,840
Benefits Paid	(950,414)	(365,121)

Benefit obligation at end of year	$11,021,788	$10,840,105

Change in plan assets:
Fair value of plan assets at beginning of year	7,823,640	8,714,356
Actual (loss) return on plan assets	1,439,221	(787,436)
Company contributions	172,106	261,841
Benefits paid	(950,414)	(365,121)

Fair value of plan assets at end of year	$8,484,553	$7,823,640

Components of accrued pension liability:
Funded status of the plan	(2,537,235)	(3,016,465)
Unrecognized net actuarial loss	1,939,901	2,801,385
Unrecognized transition obligation	91,885	114,858
Unrecognized prior service cost	17,666	25,737
Additional minimum pension liability	(1,627,936)	(2,334,930)

Accrued pension liability	$(2,115,719)	$(2,409,415)

The Company recorded an additional minimum pension liability in the current year due to the liability that was recognized, as accrued pension cost was less than the accumulated benefit obligation.

	January 31
	2004	2003	2002
Weighted-average assumptions:
Discount rate	6.50%	6.50%	7.50%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.00%	3.00%	3.00%

	Year ended January 31
	2004	2003	2002
Components of net periodic benefit cost:
Service cost	$236,132	$220,785	$254,331
Interest cost	696,113	655,300	619,275
Expected return on plan assets	(659,301)	(668,753)	(733,717)
Amortization of prior service cost	8,073	8,073	7,161
Amortization of transition amount	22,973	22,973	45,946
Recognized net actuarial loss (gain)	160,952	41,154	(46,633)

Benefit cost	$464,942	$279,532	$146,363

The pension plan(s) with an accumulated benefit obligation in excess of plan assets recorded the following:

	2004	2003

Projected benefit obligation	$11,021,788	$10,840,105

Accumulated benefit obligation	$10,595,541	$10,187,698

Fair value of plan assets	$8,484,553	$7,823,640

The Company has an Employee Stock Ownership Plan (ESOP) for eligible employees, which is accounted for in accordance with Statement of Position 93-6 of the American Institute of Certified Public Accountants.  The fair market value of the 11,074 and 12,478 unallocated shares is $131,448 and $187,045 at January 31, 2004 and 2003, respectively.  No unallocated shares are committed to be released within one year. The ESOP has outstanding borrowings, which the Company has guaranteed.  Accordingly, the Company has recorded the loans as long-term obligations and as reductions of stockholders’ equity.

Dividends paid on unallocated shares in the trust are recorded as compensation rather than as dividends.

5.  Operating Leases

The Company leases office space and equipment pursuant to various noncancelable operating lease agreements.  Total rent expense approximated $266,000, $582,000, and $663,000 for fiscal 2004, 2003 and 2002, respectively.  The lease term for the office space extends through April 2006 with monthly lease payments of $12,952.  In addition, rent for the office lease is subject to escalation based upon the Consumer Price Index.  Future commitments under the leases as of January 31, 2004 are as follows:

	Office Space	Office Equipment	Total

2004	$160,090	$5,070	$165,160
2005	164,893	—	164,893
2006	42,460	—	42,460

	$367,443	$5,070	$372,513

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

Financial information relating to reportable segments is as follows:

	Domestic Toy	International Toy	Ohio Art Diversified	Strydel Diversified	Total

Year ended January 31, 2004
Net sales to external customers	$13,788,021	$1,172,345	$9,215,837	$4,505,809	$28,682,012
Intersegment revenues	26,431	—	—	—	26,431
Interest expense	(55,499)	(10,897)	(32,689)	(20,668)	(119,753)
Provision for depreciation and amortization	(562,652)	—	(977,261)	(114,910)	(1,654,823)
Segment profit (loss)	(22,388)	(861,017)	515,586	(79,223)	(447,042)
Segment assets	10,989,785	146,565	7,235,791	3,287,573	21,659,714
Expenditures for long-lived assets	521,654	—	57,766	89,435	668,855

Year ended January 31, 2003
Net sales to external customers	$16,062,892	$7,686,211	$8,565,210	$5,019,353	$37,333,666
Intersegment revenues	67,643	—	—	85,059	152,702
Interest expense	(150,660)	(25,110)	(75,330)	(55,349)	(306,449)
Provision for depreciation and amortization	(454,141)	—	(972,960)	(127,538)	(1,554,639)
Segment profit	1,065,083	674,046	191,245	241,213	2,171,587
Segment assets	13,797,097	943,001	7,815,630	4,829,923	27,385,651
Expenditures for long-lived assets	486,099	—	439,525	106,842	1,032,466

Year ended January 31, 2002
Net sales to external customers	$20,494,498	$10,653,571	$10,650,084	$3,746,117	$45,544,270
Intersegment revenues	109,664	—	—	220,576	330,240
Interest expense	(401,956)	(68,742)	(206,228)	(89,190)	(766,116)
Provision for depreciation and amortization	(576,650)	—	(965,815)	(147,191)	(1,689,656)
Segment profit (loss)	1,713,551	1,307,316	(81,361)	(496,736)	2,442,770
Segment assets	13,226,067	3,649,019	8,360,328	4,137,960	29,373,374
Expenditures for long-lived assets	259,360	—	132,461	116,757	508,578

The following are reconciliations between total segment and consolidated totals for revenues and assets:

	Year ended January 31
	2004	2003	2002
Revenues:
Total external net sales for reportable segments	$28,682,012	$37,333,666	$45,544,270
Other revenues	827,850	1,653,062	1,328,008

Total consolidated revenues	$29,509,862	$38,986,728	$46,872,278

Assets:
Total assets for reportable segments	$21,659,714	$27,385,651	$29,373,374
Elimination of:
Intercompany receivables	(3,594,250)	(4,706,752)	(4,580,197)
Intercompany profit in inventory	—	—	(19,767)
Investment in subsidiaries	(2,006,515)	(2,222,653)	(2,222,653)

Total consolidated assets	$16,058,949	$20,456,246	$22,550,757

A substantial portion of the Company’s accounts receivable are from toy retailers, wholesalers and other toy manufacturers.  The Company has credit insurance to cover a portion of its losses on accounts receivable.  The Company had net credit losses of $310,000, $133,000, and $360,000 during fiscal 2004, 2003 and 2002, respectively.  Net domestic toy segment sales include approximately $7,239,000, $7,348,000, and $9,365,000 in fiscal 2004, 2003 and 2002, respectively, to two major retailers.  Amounts included in accounts receivable for these two customers were $1,073,000 and $1,554,000 at January 31, 2004 and 2003, respectively.

The following customer accounts for 10 percent or more of the Company’s sales for fiscal years 2004, 2003 and 2002:

	2004	2003	2002

Wal Mart	$5,400,000	$4,700,000	$6,300,000

7.  Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended January 31, 2004 and 2003 (in thousands of dollars, except per share amounts):

	Net Sales	Cost of Products Sold	Net Income (Loss)	Net Income (Loss) per share of Common Stock
2004
April 30	$6,933	$5,212	$(536)	$(0.61)
July 31	6,237	4,511	(294)	$(0.34)
October 31	8,564	5,814	281	$0.32
January 31	6,948	4,904	102	$0.12
Totals	$28,682	$20,441	$(447)	$(0.51)

2003
April 30	$6,116	$5,009	$(642)	$(0.74)
July 31	10,406	6,923	503	0.58
October 31	12,016	7,679	1,030	1.18
January 31	8,796	6,095	338	0.39
Totals	$37,334	$25,706	$1,229	$1.41

8.  Subsequent Events

On February 19, 2004, the Board of Directors of the Company unanimously approved a resolution to voluntarily withdraw the Company’s common stock from listing and registration on the American Stock Exchange.  The Board’s reasons for this action include the number of stockholders of record, the limited extent of trading in its stock, and the material costs of complying with the requirements of the rules and regulations of the Securities and Exchange Commission.

On the following day, the Company filed a letter with the American Stock Exchange requesting withdrawal from listing and stating its intent to apply for withdrawal from registration under the Securities Exchange Act of 1934.  On February 24, 2004, the Company filed its application with the Securities and Exchange Commission for withdrawal from registration.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the previous mentioned evaluation.

PART III

Item 10.  Directors and Executive Officers of the Company

(a)          Identification of Directors

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2004, under the caption “Information with Respect to Directors and Nominees,” which information is incorporated herein by reference.

(b)         Executive Officers of the Company

The information required by this Item is set forth in Item 1 – Business under “Executive Officers of the Company.”

(c)          Audit Committee Financial Expert

The Board of Directors of the Company has determined that Raymond A. Olczak, a member of the Audit Committee of the Board of Directors, qualifies as an “audit committee financial expert” as defined in Item 401 (h) of Regulation S-K, and that Mr. Olczak is “independent” as the term is used in Item 7 (d) (3) (iv) of Schedule 14A under the Securities Exchange Act.

(d)         Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s directors, officers and employees. A copy of the code of ethics has been filed as an Exhibit to this Annual Report on Form 10-K.

Item 11.  Executive Compensation

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2004, under the caption “Compensation of Executive Officers,” which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2004, under the caption “Securities Beneficially Owned by Principal Shareholders and Management,” which information is incorporated herein by reference.

Equity Compensation Plan Information

The Company does not have any equity compensation plans.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2004, under the caption “Information with Respect to Directors and Nominees,” which information is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

The information required under this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of stockholders to be held on June 1, 2004 under the caption “Independent Auditors,” which information is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)          The following documents are filed as a part of this report.

(1)          Reports of Independent Auditors

The consolidated financial statements of The Ohio Art Company and its subsidiaries:

Consolidated Balance Sheets – January 31, 2004 and January 31, 2003

Consolidated Statements of Operations – Years ended January 31, 2004, January 31, 2003 and January 31, 2002

Consolidated Statements of Stockholders’ Equity – Years ended January 31, 2004, January 31, 2003 and January 31, 2002

Consolidated Statements of Cash Flow – Years ended January 31, 2004, January 31, 2003 and January 31, 2002

Notes to Consolidated Financial Statements – January 31, 2004

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

(3)          See Item 15(c) below.

(b)         Reports on Form 8-K

A current report on Form 8-K dated May 21, 2003 was filed to announce that the Company had entered into a loan agreement with Key Bank.

A current report on Form 8-K dated November 26, 2003 was filed to announce the Company’s financial results for the third quarter ended October 31, 2003.

A current report on Form 8-K dated February 20, 2004 was filed to report the Company’s intention to delist its common stock from the American Stock Exchange and to deregister its common stock and suspend its reporting obligations under the Securities Exchange Act of 1934.

(c)          See Exhibit Index for list of exhibits.

(d)         The financial statement schedule which is listed under Item 15(a)(2) is filed hereunder.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE OHIO ART COMPANY

Date: April 16, 2004	By /s/ William C. Killgallon
William C. Killgallon, Chairman and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/William C. Killgallon	Chairman of the Board,	April 16, 2004
William C. Killgallon	Chief Executive Officer and Director

/s/Martin L. Killgallon II	President and Director	April 16, 2004
Martin L. Killgallon II

/s/Jerry D. Kneipp	Chief Financial Officer	April 16, 2004
Jerry D. Kneipp

/s/Teresa C. Hess	Controller	April 16, 2004
Teresa C. Hess

/s/ Joseph A. Bockerstette	Director	April 16, 2004
Joseph A. Bockerstette

/s/Neil H. Borden, Jr.	Director	April 16, 2004
Neil H. Borden, Jr.

/s/Frank L. Gallucci	Director	April 16, 2004
Frank L. Gallucci

/s/Raymond A. Olczak	Director	April 16, 2004
Raymond A. Olczak

/s/Wayne E. Shaffer	Secretary and Director	April 16, 2004
Wayne E. Shaffer

The Ohio Art Company and Subsidiaries Schedule II - Valuation and Qualifying Accounts

Description	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts-Describe	Deductions- Describe (1)	Balance at End of Period

Year ended January 31, 2004
Reserves and allowances deducted from asset accounts:
Allowances for uncollectible accounts	$520,055	$414,080		$309,549	$624,586

Year ended January 31, 2003
Reserves and allowances deducted from asset accounts
Allowances for uncollectible accounts	$435,500	$218,037		$133,482	$520,055

Year ended January 31, 2002
Reserves and allowances deducted from asset accounts
Allowances for uncollectible accounts	$475,289	$320,411		$360,200	$435,500

(1)          Uncollectible accounts charged off and collection costs, less recoveries.

THE OHIO ART COMPANY AND SUBSIDIARIES EXHIBIT INDEX

Exhibit #

3(i)(a)	Articles of Incorporation as amended, filed as Exhibit 3(a) to Company’s Form 10-K for the year ended December 31, 1986, and incorporated herein by reference.

3(i)(b)	Code of Regulations filed as Exhibit 3(b) to Company’s Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

3(ii)	The Ohio Art Company ByLaws approved by the Board of Directors on June 20, 1997, and incorporated herein by reference.

10(a)	Employee Stock Ownership Plan, filed as Exhibit 10(c) to Company’s Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

10(b)

The Ohio Art Company Supplemental Retirement Plan, as amended and restated effective January 1, 1992 filed as Exhibit 10(d) to Company’s Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10(c)	Loan agreement dated August 1, 2002 filed as Exhibits 10(e) and 10(f) to Company’s Form 8-K dated September 10, 2002 and incorporated herein by reference.

10(d)	Loan agreement dated May 21, 2003 filed as Exhibit 10(g) to Company’s Form 8-K dated May 21, 2003 and incorporated herein by reference.

14	Code of Ethics of the Company.

21	Subsidiaries of the Company.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.