Form 10-K/A
period 2004-01-31
OHIO ART CO
filed 2004-05-03
CIK 73942

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

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

PART II

Item 5.  Market for the Company’s Common Stock and Related Stockholder Matters

The principal market for the Common Stock of The Ohio Art Company is the American Stock Exchange (the “Exchange”) under Ticker Symbol “OAR”.  The approximate number of record holders of the Company’s Common Stock at January 31, 2004 was 278.  Management believes that the number of record holders is 304 as of April 28, 2004.  The high and low sales prices of the stock on that Exchange, as reported by the Exchange, and earnings (loss) and dividends per share paid on the stock in 2004 and 2003 by quarter, were as follows:

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

THE OHIO ART COMPANY

Date: May 3, 2004	By /s/ Jerry D. Kneipp
Jerry D. Kneipp, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/Jerry D. Kneipp	Chief Financial Officer	May 3, 2004
Jerry D. Kneipp