Form 10-Q
period 2004-04-30
OHIO ART CO
filed 2004-06-14
CIK 73942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

Yes   ☐         No   ☒

At May 31, 2004 there were 886,784 shares outstanding of the Company’s Common Stock, $1.00 par value.

PART I - FINANCIAL INFORMATION

Item 1.  Financial statements

THE OHIO ART COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	Apr 30 2004	Apr 30 2003
Net sales	$4,514	$6,933
Other income	278	298
	4,792	7,231

Costs and expenses:
Cost of products sold	3,886	5,212
Selling, administrative and general	2,264	2,506
Interest	17	49
	6,167	7,767

Loss before income taxes	(1,375)	(536)

Benefit from income taxes	—	—

Net loss	$(1,375)	$(536)

Net loss per share (Note 3)	$(1.57)	$(0.61)

Average shares outstanding (Note 3)	876	874

See notes to condensed consolidated financial statements.

THE OHIO ART COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share amounts)

	April 30 2004	January 31 2004
	(unaudited)
Assets
Current assets:
Cash	$1,293	$1,189
Accounts receivable less allowance (April - $655; January - $625)	2,940	3,670
Inventories (Note 2)
Finished products	1,715	2,197
Products in process	75	75
Raw materials	1,192	1,188
	2,982	3,460
Deferred income taxes	576	576
Prepaid expenses	190	243

Total current assets	7,981	9,138

Property, plant and equipment, net	6,097	6,427
Other assets	497	494

Total assets	$14,575	$16,059

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,641	$1,754
Other current liabilities	1,240	1,086
Deferred federal income tax	154	154
Long-term debt due within one year	505	498

Total current liabilities	3,540	3,492

Long-term obligations, less current maturities (Note 5) (Note 7)	3,805	3,926

Stockholders’ equity (Note 3)
Common stock, par value $1.00 per share:
Authorized: 1,935,552 shares
Outstanding: 886,784 for both periods (excluding treasury shares of 72,976)	887	887
Additional paid-in capital	197	197
Retained earnings	6,409	7,820
Reduction for ESOP loan guarantee	(263)	(263)

Total stockholders’ equity	7,230	8,641

Total liabilities and stockholders’ equity	$14,575	$16,059

See notes to condensed consolidated financial statements.

THE OHIO ART COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(amounts in thousands)
(unaudited)

	Three Months Ended
	Apr 30 2004	Apr 30 2003

Cash flows from operating activities
Net loss	$(1,375)	$(536)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for depreciation and amortization	400	408
Changes in assets and liabilities	1,354	210

Net cash provided by operating activities	379	82

Cash flows from investing activities
Purchases of property, plant, and equipment, less net book value of disposals	(70)	(64)
Changes in net cash value of life insurance	(6)	—

Net cash used in investing activities	(76)	(64)

Cash flows from financing activities
Payments of debt	(164)	(293)
Dividends	(35)	(71)

Net cash used in financing activities	(199)	(364)

Cash
Increase (Decrease) during period	104	(346)
Beginning of period	1,189	2,184

End of period	$1,293	$1,838

See notes to condensed consolidated financial statements.

THE OHIO ART COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands)

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and reflect adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented.  This report includes information in a condensed format and should be read in conjunction with The Ohio Art Company’s (the Company) audited consolidated financial statements included in the Annual Report filed on Form 10-K for the year ended January 31, 2004.

Due to the seasonal nature of the toy business in which the Company is engaged and the factors set forth in Management’s Discussion and Analysis, the results of interim periods are not necessarily indicative of the full calendar year or any other interim period.

Note 2 - Inventories

The Company takes a comprehensive physical inventory annually at each location.  The amounts shown in the quarterly financial statements have been determined using the Company’s standard cost perpetual inventory accounting system.  An estimate, based on past experience, of the adjustment which may result from the next physical inventory has been included in the financial statements.  Inventories are priced at the lower of cost or market under the first-in, first-out (FIFO) cost method.

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

Financial information relating to reportable segments is as follows:

	Domestic Toy	International Toy	Ohio Art Diversified	Strydel Diversified	Total
Three months ended April 30, 2004
Revenues from external customers	$1,490	$73	$1,639	$1,312	$4,514
Intersegment revenues	—	—	—	—	—
Segment income (loss)	(819)	(395)	(212)	51	(1,375)

Three months ended April 30, 2003
Revenues from external customers	$2,574	$592	$2,331	$1,436	$6,933
Intersegment revenues	14	—	—	—	14
Segment income (loss)	(398)	(186)	4	44	(536)

Note 5 - Debt

The Company executed a $2,500 term loan in August 2002, to refinance its existing term loan on real estate.  The new term loan is payable in monthly installments of $47 including interest at the prime rate (4.00% effective rate at April 30, 2004).  The outstanding balance on the loan as of April 30, 2004 was $1,672.  The loan is collateralized by all real and personal property of the company.

The term loan contains a financial covenant common to similar agreements that requires maintenance of a minimum debt service coverage.  As of April 30, 2004, the Company was in compliance with this financial covenant.

In addition, in May 2003, the Company executed a commercial security agreement that provides for borrowings up to $5,000 for one year under the terms of a demand line of credit.  Interest is payable monthly at prime minus 1.00% (3.00% effective rate at April 30, 2004).  The amount available under the agreement as of April 30, 2004 was $5,000.  The security agreement is collateralized by all real and personal property of the Company.

Note 6 - Intangible Assets

	Original Cost	Accumulated Amortization	Net Book Value

Trademarks	$1,024	$844	$180

Amortization expenses for the three months ended April 30, 2004 were $24.   Estimated amortization expense for the next five years is:

Amount

2005	$75
2006	$54
2007	$32
2008	$16
2009	$3

Note 7 - Related party transactions

The Company purchased services from a company related through common ownership for approximately $19 and $18 for the first quarters of fiscal 2005 and 2004 respectively. The Company believes that these services are provided on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Note 8 - Pension plans and Employees’ Stock Ownership Plan

The Company has various defined benefit pension plans covering substantially all of its employees.  Benefits provided by the plans are based on compensation, years of service and a negotiated rate per year of service for collectively bargained plans.  The Company generally funds pension costs based upon amortization of prior service costs over 25 years, but not in excess of the amount deductible for income tax purposes.  One plan, which has a limited number of participants, is unfunded.

The pension plan(s) with an accumulated benefit obligation in excess of plan assets recorded the following:

	1st Quarter 2005	1st Quarter 2004
Components of net periodic benefit cost:
Service cost	$69	$59
Interest cost	176	174
Expected return on plan assets	(184)	(165)
Amortization of prior service cost	2	2
Amortization of transition amount	6	6
Recognized net actuarial loss (gain)	20	40

Benefit cost	$89	$116

The amount of Company contributions paid, and expected to be paid, during the current fiscal year is estimated to be approximately $676 in the aggregate.

Note 9 - Shareholder matters

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(amounts in thousands)

Item 2.                                          Management’s discussion and analysis of financial condition and results of operations

Results of operations

Net sales for the three months ended April 30, 2004 decreased approximately 35% to $4,514 from $6,933 for the comparable period of 2003. Please refer to Note 4 to the condensed consolidated financial statements for a breakdown of sales by segment.  For the three months ended April 30, 2004, the domestic and international toy segments accounted for approximately $1,100 and $500 of the sales decreases respectively. All toy categories recorded lower sales volume during the three-month period, primarily due to weak shipments of the Betty Spaghetty® fashion doll in the domestic and European markets and a decline in volume of seasonal water toys.

The diversified products segments reported a combined decrease of approximately $800 with most of the decrease in the Ohio Art Diversified Products segment, which has been impacted by a significant decline in the decorated tins market.  Sales by the Strydel diversified products segment were off by approximately $100 in comparison to the three-month period ended April 30, 2003.

The Company’s business is seasonal, with approximately 55% to 60% of its sales being made in the last six months of the calendar year in recent years.  Because of the seasonality of the Company’s business, the dollar order backlog at the most recent period end, May 31, 2004, is not necessarily indicative of expectations of sales for the full year.  Subject to industry practice and comments as detailed in the Company’s report on form 10-K for the year ended January 31, 2004, order backlog as of May 31 is approximately $4,500 versus $2,900 at the same date in 2003.

Other income for the three-month period ending April 30, 2004 dropped $20 from $298 for the comparable period of 2003. The decrease is primarily due to lower royalties paid by international partners.

Gross profit margin (percentage) for the three-month period ending April 30, 2004 (13.9%) fell from the three months ended April 30, 2003 (24.8%).  The decline was due primarily to lower margins in the domestic and international toy segments resulting from sales of overstocked inventory at discounted prices and an overall reduction in shipments.

Selling, administrative, and general expenses for the three months ended April 30, 2004 decreased to approximately $2,300 from approximately $2,500 for the comparable period of 2003.  The key line items contributing to the reduction from the prior period include advertising expense, commissions and royalties.

Interest expense decreased to $17 for the three months ended April 30, 2004 from $49 for the comparable period of 2003. The lower interest expense is primarily due to a reduction in long-term debt of approximately $200 and to the lowering of the bank prime lending rate.

No income taxes were recorded for the three-month periods ended April 30, 2004 and April 30, 2003.  Income taxes are based upon estimates of the full fiscal year effective tax rate.

Liquidity and Capital Resources

Cash provided by operations for the three-month period ended April 30, 2004 was $379 versus cash provided by operations of $82 for the comparable period of 2003.  A net loss of $1,375 was more than offset by positive changes in working capital items, principally inventories and accounts receivable.

Cash used in investing activities for the three month period ended April 30, 2004 was $76 compared to a cash usage of $64 in the comparable period of 2003, primarily due to the purchase of property, plant and equipment.

Cash used in financing activities for the three month period ended April 30, 2004 was $199 compared to cash used in the comparable period of 2003 of $364.  The cash used in the 2004 period is primarily attributable to a reduction of borrowings under the Company’s line of credit facility and dividends paid of $35 and $71 in 2004 and 2003 respectively.

Effective August 2, 2002, the Company executed a five-year $2,500 term loan to replace its existing term loan. The outstanding balance on the loan as of April 30, 2004 was $1,672.  Effective May 21, 2003, the Company entered into a one year demand line of credit agreement that provides for unrestricted borrowings of up to $5,000. The amount available under the agreement as of April 30, 2004 was $5,000. The line of credit facility and term loan are collateralized by the assets of the Company.

The Company was in compliance with the covenants included in its loan agreements at April 30, 2004 and April 30, 2003.

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

The Company has established a reserve for customer returns and defective merchandise based on our past experience.  As of April 30, 2004, the accrual rate was 3.6% of gross sales and the account balance was $419.

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

Financial instruments

The carrying amounts for cash, accounts receivable and short and long-term debt approximate fair market value due to their short maturity.  The fair value of debt, based on discounted cash flow analysis using current borrowing rates, approximates its carrying amount.

Inventory valuation

Inventories are carried at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method.

Other comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities and minimum pension liability adjustments required by generally accepted accounting principles, are reported as a direct adjustment to the equity section of the balance sheet.  Such items, along with net income, are considered components of comprehensive income.  Accumulated other comprehensive income (loss) consists solely of the minimum pension liability adjustment, net of tax benefit of approximately ($1,063) as of April 30, 2004.

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

PART II - OTHER INFORMATION

Item 6.                                        Exhibits and reports on Form 8-K

A current report on Form 8-K dated April 2, 2004 was filed to announce the Company’s financial results for the fourth quarter and year ended January 31, 2004.

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

THE OHIO ART COMPANY
(Registrant)

Date:	June 14, 2004	/s/	William C. Killgallon
William C. Killgallon
Chief Executive Officer
Chairman of the Board

Date:	June 14, 2004		/s/	M. L. Killgallon II
M. L. Killgallon II
President

Date:	June 14, 2004			/s/	Jerry D. Kneipp
Jerry D. Kneipp
Chief Financial Officer
Treasurer