Form 10-K/A
period 2004-01-31
OHIO ART CO
filed 2004-07-23
CIK 73942

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

PART II

Item 5.  Market for the Company’s Common Stock and Related Stockholder Matters

The principal market for the Common Stock of The Ohio Art Company is the American Stock Exchange (the “Exchange”) under Ticker Symbol “OAR.”   The approximate number of record holders of the Company’s Common Stock at January 31, 2004 was 278.  Management believes that the number of record holders is 313 as of April 22, 2004.   This number differs from the number of stockholders disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (the “2003 10-K”), in which the Company stated that it had 836 stockholders of record.   That stockholder number reported the Company’s estimate of total stockholders, rather than stockholders of record as defined by the SEC.  When calculating the stockholder number for its 2003 10-K, the Company incorrectly included its estimate of the beneficial holders of the Common Stock, based upon information received from brokers and other record nominees through its stock transfer agent.  The Company did not realize that beneficial holders should not be included in the stockholder of record number.  This information was obtained to determine the number of  2003 proxy statements that the Company would be required to print and mail.

Beneficial holders are persons who directly or indirectly have or share voting power or investment power with respect to the common stock.  Stockholders of record, in contrast, are persons or entities that own Common Stock and whose names appear on the stock record books of the Company with the Company’s transfer agent. The estimated 515 beneficial stockholders reported on the broker listings hold their stock through 62 brokerages and banks.  It is these 62 brokers and banks who should be included in the number of stockholders of record rather than the estimated 515 beneficial stockholders that they represent.  In addition, the Company included 75 vested members of the Company’s ESOP plan, which are represented by a broker (included in the 62 brokers referred to above).  Rather than including the 75 vested members of the Company’s ESOP, the Company should have included only the broker in its calculation of the number of stockholders of record.  The correct number of stockholders of record on April 25, 2003, which was the record date for the 2003 annual meeting of the Company, was 308.

The high and low sales prices of the stock on the American Stock Exchange, as reported by the Exchange, and earnings (loss) and dividends per share paid on the stock in 2004 and 2003 by quarter, were as follows:

	Fiscal Year Ended January 31, 2004
	Sales Prices			Dividend
	High	Low	Income (Loss)	Declared
Feb – Apr	$17.98	$12.45	$(.61)	$.08
May – Jul	15.25	13.05	(.34)	.04
Aug - Oct	14.20	9.00	.32	.04
Nov - Jan	17.35	11.12	.12	.04

	Fiscal Year Ended January 31, 2003
	Sales Prices			Dividend
	High	Low	Income (Loss)	Declared
Feb – Apr	$32.25	$18.25	$(.74)	$.16
May – Jul	25.00	10.50	.58	.04
Aug - Oct	14.75	10.25	1.18	.04
Nov - Jan	21.00	10.25	.39	.04

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE OHIO ART COMPANY

Date:	July 23, 2004	By /s/ Jerry D. Kneipp
Jerry D. Kneipp, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Jerry D. Kneipp
Jerry D. Kneipp	Chief Financial Officer	July 23, 2004