Form 10-K/A
period 2004-01-31
OHIO ART CO
filed 2004-08-06
CIK 73942

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  No  ☒

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

THE OHIO ART COMPANY

Date: August 6, 2004	By	/s/ Jerry D. Kneipp
Jerry D. Kneipp, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jerry D. Kneipp

Chief Financial Officer

August 6, 2004

Jerry D. Kneipp