Form 10-Q
period 2004-07-31
OHIO ART CO
filed 2004-09-14
CIK 73942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Yes   ☐      No    ☒

At August 31, 2004 there were 886,784 shares outstanding of the Company’s Common Stock, $1.00 par value.

PART I -   FINANCIAL INFORMATION

Item 1.                      Financial statements

THE OHIO ART COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31 2004	July 31 2003	July 31 2004	July 31 2003
Net sales	$4,410	$6,237	$8,924	$13,169
Other income	334	128	612	427
	4,744	6,365	9,536	13,596

Costs and expenses:
Cost of products sold	3,609	4,511	7,494	9,723
Selling, administrative and general	2,218	2,458	4,482	4,964
Interest	17	30	35	79
	5,844	6,999	12,011	14,766

Loss before income taxes	(1,100)	(634)	(2,475)	(1,170)

Benefit from income taxes	—	(340)	—	(340)

Net loss	$(1,100)	$(294)	$(2,475)	$(830)

Net loss per share (Note 3)	$(1.26)	$(0.34)	$(2.83)	$(0.95)

Average shares outstanding (Note 3)	876	874	876	874

See notes to condensed consolidated financial statements.

THE OHIO ART COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share amounts)

	July 31 2004	January 31 2004
	(unaudited)
Assets
Current assets:
Cash	$1,291	$1,189
Accounts receivable less allowance (July - $665; January - $625)	2,669	3,670
Inventories (Note 2)
Finished products	1,762	2,197
Products in process	75	75
Raw materials	1,199	1,187
	3,036	3,459

Deferred income taxes	576	576
Prepaid expenses	120	244

Total current assets	7,692	9,138

Property, plant and equipment, net	5,769	6,427
Other assets	505	494
Total assets	$13,966	$16,059

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,103	$1,754
Other current liabilities	1,445	1,086
Long-term debt due within one year	507	498

Total current liabilities	4,055	3,338

Long-term obligations, less current maturities (Note 5) (Note 7)	3,662	3,926
Deferred federal income tax	154	154

Stockholders’ equity (Note 3)
Common stock, par value $1.00 per share:	887	887
Authorized: 1,935,552 shares
Outstanding: 886,784 for both periods (excluding treasury shares of 72,976)
Additional paid-in capital	197	197
Retained earnings	5,274	7,820
Reduction for ESOP loan guarantee	(263)	(263)
Total stockholders’ equity	6,095	8,641
Total liabilities and stockholders’ equity	$13,966	$16,059

See notes to condensed consolidated financial statements.

THE OHIO ART COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(amounts in thousands)

(unaudited)

	Six Months Ended
	July 31 2004	July 31 2003
Cash flows from operating activities
Net loss	$(2,475)	$(830)
Adjustments to reconcile net loss to net cash provided by operating activities:

Provision for depreciation and amortization	806	817
Changes in assets and liabilities	2,291	2,396
Deferred federal income tax	—	(340)
Net cash provided by operating activities	622	2,043

Cash flows from investing activities
Purchases of property, plant, and equipment, less net book value of disposals	(148)	(547)
Changes in net cash value of life insurance	(13)	—
Net cash used in investing activities	(161)	(547)

Cash flows from financing activities
Payments of debt	(288)	(1,630)
Dividends	(71)	(106)
Net cash used in financing activities	(359)	(1,736)

Cash
Increase (Decrease) during period	102	(240)
Beginning of period	1,189	2,184

End of period	$1,291	$1,944

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

Financial information relating to reportable segments is as follows:

	Domestic Toy	International Toy	Ohio Art Diversified	Strydel Diversified	Total
Three months ended July 31, 2004
Revenues from external customers	$1,552	$220	$1,691	$947	$4,410
Intersegment revenues	—	—	—	—	—
Segment income (loss)	(653)	(356)	4	(95)	(1,100)

Three months ended July 31, 2003
Revenues from external customers	$2,827	$74	$2,352	$984	$6,237
Intersegment revenues	6	—	—	—	6
Segment income (loss)	(137)	(250)	213	(120)	(294)

Six months ended July 31, 2004
Revenues from external customers	$3,042	$292	$3,331	$2,259	$8,924
Intersegment revenues	—	—	—	—	—
Segment loss	(1,472)	(751)	(207)	(45)	(2,475)

Six months ended July 31, 2003
Revenues from external customers	$5,400	$666	$4,682	$2,421	$13,169
Intersegment revenues	20	—	—	—	20
Segment income (loss)	(535)	(435)	216	(76)	(830)

Note 5 - Debt

The Company executed a $2,500 term loan in August 2002, to refinance its existing term loan on real estate.  The term loan is payable in monthly installments of $47 including interest at the prime rate (4.25% effective rate at July 31, 2004).  The outstanding balance on the loan as of July 31, 2004 was $1,549.  The loan is collateralized by all real and personal property of the company.

The term loan contains a financial covenant that requires maintenance of a minimum debt service coverage.  As of July 31, 2004, the Company was in compliance with this financial covenant.

In addition, in May 2003, the Company executed a commercial security agreement that provides for borrowings of up to $5,000 for one year under the terms of a demand line of credit.  This agreement was renewed for an additional year in June 2004.  Interest is payable monthly at prime minus .50% (3.75% effective rate at July 31, 2004).  The amount available under the agreement as of July 31, 2004 was $5,000.  The security agreement is collateralized by all real and personal property of the Company.

Note 6 - Intangible Assets

	Original Cost	Accumulated Amortization	Net Book Value

Trademarks	$1,024	$844	$180

Amortization expenses for the six months and three months ended July 31, 2004 were $48 and $24 respectively.                                       Estimated amortization expense for the next five years is:

Amount
2005	$75
2006	$54
2007	$32
2008	$16
2009	$3

Note 7 - Related party transactions

The Company purchased services from a company related through common ownership for approximately $37 for each of the first two quarters of fiscal years 2005 and 2004. The Company believes that these services are provided on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

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

The pension plan(s) with an accumulated benefit obligation in excess of plan assets recorded the following:

	2nd Quarter 2005	2nd Quarter 2004
Components of net periodic benefit cost:
Service cost	$69	$59
Interest cost	176	174
Expected return on plan assets	(184)	(165)
Amortization of prior service cost	2	2
Amortization of transition amount	6	6
Recognized net actuarial loss (gain)	20	40
Benefit cost	$89	$116

The amount of Company contributions paid, and expected to be paid, during the current fiscal year is estimated to be approximately $676 in the aggregate.

Note 9 - Shareholder Matters

On August 23, 2004, the Company’s common stock was removed from listing and registration on the American Stock Exchange in response to the Company’s request to the Securities and Exchange Commission for voluntary delisting.  The Company’s reasons for this action include the number of stockholders of record, the limited extent of trading in its stock, and the material costs of complying with the requirements of the rules and regulations of the Securities and Exchange Commission.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(amounts in thousands)

Item 2.                      Management’s discussion and analysis of financial condition and results of operations

Results of operations

Net sales for the six months ended July 31, 2004 decreased approximately 32% to $8,924 from $13,169 for the comparable period of 2003. For the three months ended July 31, 2004, net sales decreased approximately 29% to $4,410 from $6,237 for the quarter ended July 31, 2003. Please refer to Note 4 to the condensed consolidated financial statements for a breakdown of sales by segment.  For the six months ended July 31, 2004, the domestic and international toy segments accounted for approximately $2,400 and $400 of the sales decrease respectively.  All toy categories recorded lower sales volume during the three- and six-month periods of the current year, primarily due to weak shipments of the Betty Spaghetty® fashion doll in the domestic and European markets and a decline in volume of seasonal water toys.  Shipments of ETO™, an electronic drawing toy, began in late July, several weeks later than its planned date of introduction to the market as a result of production start-up delays.

The diversified products segments reported a combined decrease of approximately $1,500 for the six month period with most of the decrease in the Ohio Art Diversified Products segment, which has been impacted by an industry-wide shortage of steel and competitive pressures due to over capacity in the industry.  Sales by the Strydel diversified products segment were off by approximately $200 in comparison to the six-month period ended July 31, 2003, primarily due to the relative decline in demand from the automotive sector.

The Company’s business is seasonal, with approximately 55% to 60% of its sales being made in the last six months of the calendar year in recent years.  Because of the seasonality of the Company’s business, the dollar order backlog at the most recent period end, August 31, 2004, is not necessarily indicative of expectations of sales for the full year.  Subject to industry practice and comments as detailed in the Company’s report on form 10-K for the year ended January 31, 2004, order backlog as of August 31, 2004 is approximately $10,600 versus $6,400 at the same date in 2003.

Other income for the six-month period ending July 31, 2004 increased $185 to $612 from $427 for the comparable period of 2003.  For the three-month period ending July 31, 2004, other income increased $206 to $334 from $128 for the comparable period of 2003.  The increases in both the six- and three-month periods are primarily due to higher sublicensing royalties paid by international partners.

Gross profit margin (percentage) for the six-month period ending July 31, 2004 (16.0%) fell from the six months ended July 31, 2003 (26.2%).  The decline was due primarily to lower margins in the domestic and international toy segments resulting from sales of overstocked inventory at discounted prices and an overall reduction in shipments.  Although the company continued to implement cost control initiatives, the reduced sales volume resulted in unfavorable overhead variances, as fewer fixed expenses were allocated to product costs.

Gross profit margin (percentage) for the three-month period ended July 31, 2004 (18.2%) decreased from the comparable three-month period of 2003 (27.6%).  The decline was largely due to the same factors affecting year-to-date gross margins.

Selling, administrative, and general expenses for the six months ended July 31, 2004 decreased to approximately $4,482 from approximately $4,964 for the comparable period of 2003, and decreased to $2,218 for the three-month period ended July 31, 2004 from $2,458 for the comparable period of 2003.  The key line items contributing to the reduction in both periods, a portion of which is commensurate with the shift in volume, include advertising expense, commissions and outside development expense.  These were partially offset by higher travel, selling and pension expenses.

Interest expense decreased to $35 for the six months ended July 31, 2004 from $79 for the comparable period of 2003, and decreased to $17 for the three months ended July 31, 2004 from $30 for the comparable period of 2003. The lower interest expense is primarily due to a reduction in long-term debt of approximately $1,000.

No income taxes were recorded for the six-month and three-month periods ended July 31, 2004.  An income tax benefit of $340 was recorded for the six-month and three-month periods ended July 31, 2003.  Income taxes are based upon estimates of the full fiscal year effective tax rate.

Liquidity and Capital Resources

Cash provided by operations for the six-month period ended July 31, 2004 was $622 versus cash provided by operations of $2,043 for the comparable period of 2003.  A net loss of $2,475 was more than offset by positive changes in working capital items, principally inventories and accounts receivable.

Cash used in investing activities for the six month period ended July 31, 2004 was $161 compared to a cash usage of $547 in the comparable period of 2003.  The decrease in capital expenditures in the six-month period of 2004 is primarily due to the timing of planned purchases.

Cash used in financing activities for the six month period ended July 31, 2004 was $359 compared to cash used in the comparable period of 2003 of $1,736.  The cash used in the 2004 period is primarily attributable to a reduction of borrowings on the Company’s term loan and dividends paid of $71.

Effective August 2, 2002, the Company executed a five-year $2,500 term loan to replace its existing term loan. The outstanding balance on the loan as of July 31, 2004 was $1,549.  Effective May 21, 2003, the Company entered into a one year demand line of credit agreement that provides for unrestricted borrowings of up to $5,000. This agreement was extended for an additional 12 month period in June 2004.  The amount available under the agreement as of July 31, 2004 was $5,000. The line of credit facility and term loan are collateralized by the assets of the Company.

The Company was in compliance with the covenants included in its loan agreements at July 31, 2004 and July 31, 2003.

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

The Company has established a reserve for customer returns and defective merchandise based on its past experience.  As of July 31, 2004, the accrual rate was 3.5% of gross sales and the account balance was $553.

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

Income taxes

The Company accounts for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for operating loss and tax credit carry-forwards and for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  When appropriate, a valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to an amount that is more likely than not to be realized.  In this connection, the Company considers the scheduled reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies to determine the valuation allowance, if any, to be recognized for net deferred tax assets.

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

Other comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities and minimum pension liability adjustments required by generally accepted accounting principles, are reported as a direct adjustment to the equity section of the balance sheet.  Such items, along with net income, are considered components of comprehensive income.  Accumulated other comprehensive income (loss) consists solely of the minimum pension liability adjustment, net of tax benefit of approximately ($1,063) as of July 31, 2004.

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

PART II - OTHER INFORMATION

Item 4.                                    Submission of matters to a vote of security holders.

The Company submitted to stockholder vote and its stockholders approved the following at the Company’s Annual Meeting of Shareholders held on June 1, 2004:

Election of three directors for two-year terms, or until successor have been duly authorized and elected, as follows:

Director	Votes For	Votes Withheld

Neil H. Borden, Jr.	723,589	100,933
William C. Killgallon	722,889	101,633
Frederick W. Axley	723,538	100,984

Other directors whose terms of office continued after the meeting include Martin L. Killgallon II, Frank L. Galucci, Joseph A. Bockerstette, and Raymond A. Olczak.

Item 6.                                     Exhibits and reports on Form 8-K

a.                            Exhibits

10(e)                      Extension of loan agreement dated June 14, 2004 and incorporated herein by reference.

31.1                           Certification of William C. Killgallon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Jerry D. Kneipp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32                                    Certification of William C. Killgallon and Jerry D. Kneipp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.                           Reports on Form 8-K

A current report on Form 8-K dated August 23, 2004 was filed to announce that the Securities and Exchange Commission had granted the Company’s request to voluntarily withdraw from listing on the American Stock Exchange effective at the opening of business on August 23, 2004.

The information called for in Items 1, 2, 3, and 5 are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE OHIO ART COMPANY
(Registrant)

Date:	September 14, 2004	/s/ William C. Killgallon
William C. Killgallon
Chief Executive Officer Chairman of the Board

Date:	September 14, 2004	/s/ Jerry D. Kneipp
Jerry D. Kneipp
Chief Financial Officer Treasurer