Form 10-Q
period 2004-10-31
OHIO ART CO
filed 2004-12-15
CIK 73942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

Yes  ☐       No  ☒

At November 30, 2004 there were 886,784 shares outstanding of the Company’s Common Stock, $1.00 par value.

PART I - FINANCIAL INFORMATION

Item 1.    Financial statements

THE OHIO ART COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	Oct 31 2004	Oct 31 2003	Oct 31 2004	Oct 31 2003
Net sales	$8,583	$8,564	$17,507	$21,734
Other income	321	156	933	582
	8,904	8,720	18,440	22,316

Costs and expenses:
Cost of products sold	5,812	5,814	13,306	15,537
Selling, administrative and general	3,229	2,552	7,711	7,516
Interest	21	21	56	100
	9,062	8,387	21,073	23,153

Income (loss) before income taxes	(158)	333	(2,633)	(837)

Provision for (benefit from) income taxes	—	52	—	(288)

Net income (loss)	$(158)	$281	$(2,633)	$(549)

Net income (loss) per share (Note 3)	$(0.18)	$0.32	$(3.01)	$(0.63)

Average shares outstanding (Note 3)	876	874	876	874

See notes to condensed consolidated financial statements.

THE OHIO ART COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share amounts)

	Oct 31 2004	January 31 2004
	(unaudited)
Assets
Current assets:
Cash	$617	$1,189
Accounts receivable less allowance
(October - $695; January - $625)	5,175	3,670
Inventories (Note 2)
Finished products	3,548	2,197
Products in process	75	75
Raw materials	1,288	1,187
	4,911	3,459

Deferred income taxes	576	576
Prepaid expenses	289	244

Total current assets	11,568	9,138

Property, plant and equipment, net	5,585	6,427
Other assets	511	494

Total assets	$17,664	$16,059

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,687	$1,754
Other current liabilities	1,687	1,086
Long-term debt due within one year	1,856	498

Total current liabilities	8,230	3,338

Long-term obligations, less current maturities (Note 5) (Note 8)	3,342	3,926
Deferred federal income tax	154	154

Stockholders’ equity (Note 3)
Common stock, par value $1.00 per share:
Authorized: 1,935,552 shares
Outstanding: 886,784 for both periods (excluding treasury shares of 72,976)	887	887
Additional paid-in capital	197	197
Retained earnings	5,117	7,820
Reduction for ESOP loan guarantee	(263)	(263)

Total stockholders’ equity	5,938	8,641

Total liabilities and stockholders’ equity	$17,664	$16,059

See notes to condensed consolidated financial statements.

THE OHIO ART COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(amounts in thousands)

(unaudited)

	Nine Months Ended
	Oct 31 2004	Oct 31 2003
Cash flows from operating activities
Net loss	$(2,633)	$(549)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Provision for depreciation and amortization	1,209	1,226
Changes in assets and liabilities	367	687
Deferred federal income tax	—	(321)
Net cash provided by (used in) operating activities	(1,057)	1,043

Cash flows from investing activities
Purchases of property, plant, and equipment, less net book value of disposals	(366)	(689)
Changes in net cash value of life insurance	(20)	—

Net cash used in investing activities	(386)	(689)

Cash flows from financing activities
Borrowings (Payments of debt)	942	(2,007)
Dividends	(71)	(142)

Net cash provided by (used in) financing activities	871	(2,149)

Cash
Decrease during period	(572)	(1,795)
Beginning of period	1,189	2,184

End of period	$617	$389

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

Note 4 – Industry Segments

The Company has four reportable segments: domestic toy, international toy, Ohio Art diversified products, and Strydel diversified products.  The domestic toy segment manufactures and distributes toys through major retailers in the United States while the international toy segment manufactures and utilizes foreign toy companies and sales agents to distribute their products throughout the world.  Ohio Art diversified products manufactures and sells custom lithographed products to consumer goods companies.  The Strydel diversified products segment manufactures and sells plastic injection molded parts to other manufacturers.

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

Financial information relating to reportable segments is as follows:

	Domestic Toy	International Toy	Ohio Art Diversified	Strydel Diversified	Total
Three months ended October 31, 2004
Revenues from external customers	$4,809	$666	$2,058	$1,050	$8,583
Intersegment revenues	—	—	—	—	—
Segment income (loss)	101	(393)	180	(46)	(158)

Three months ended October 31, 2003
Revenues from external customers	$4,499	$229	$2,801	$1,035	$8,564
Intersegment revenues	4	—	—	—	4
Segment income (loss)	198	(197)	339	(59)	281

Nine months ended October 31, 2004
Revenues from external customers	$7,852	$958	$5,388	$3,309	$17,507
Intersegment revenues	—	—	—	—	—
Segment loss	(1,371)	(1,145)	(27)	(90)	(2,633)

Nine months ended October 31, 2003
Revenues from external customers	$9,899	$896	$7,483	$3,456	$21,734
Intersegment revenues	23	—	—	—	23
Segment income (loss)	(337)	(632)	555	(135)	(549)

Note 5 – Debt

The Company executed a $2,500 term loan in August 2002, to refinance its existing term loan on real estate.  The term loan is payable in monthly installments of $47 including interest at the prime rate (4.75% effective rate at October 31, 2004).  The outstanding balance on the loan as of October 31, 2004 was $1,425.  The loan is collateralized by all real and personal property of the company.

The term loan contains a financial covenant that requires maintenance of a minimum debt service coverage.  As of October 31, 2004, the Company was in compliance with this financial covenant.

In addition, in May 2003, the Company executed a loan agreement that provides for borrowings of up to $5,000 for one year under the terms of a demand line of credit.  This agreement was renewed for an additional year in June 2004.  Interest is payable monthly at prime minus .50% (4.25% effective rate at October 31, 2004).  The amount available under the agreement as of October 31, 2004 was $3,647.  The borrowings are collateralized by all real and personal property of the Company.

Note 6 – Intangible Assets

	Original Cost	Accumulated Amortization	Net Book Value

Trademarks	$1,024	$844	$180

Amortization expenses for the nine months and three months ended October 31, 2004 were $72 and $24 respectively.   Estimated amortization expense for the next five years is:

Amount

2005	$75
2006	$54
2007	$32
2008	$16
2009	$3

Note 7 – Related party transactions

The Company purchased services from a company related through common ownership for approximately $56 and $67 for the first three quarters of fiscal years 2005 and 2004 respectively. The Company believes that these services are provided on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Note 8 – Pension plans and Employees’ Stock Ownership Plan

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

The pension plan(s) with an accumulated benefit obligation in excess of plan assets recorded the following:

	Quarter ended	Quarter ended
	10/31/2004	10/31/2003
Components of net periodic benefit cost:
Service cost	$69	$59
Interest cost	176	174
Expected return on plan assets	(184)	(165)
Amortization of prior service cost	2	2
Amortization of transition amount	6	6
Recognized net actuarial loss (gain)	20	40
Benefit cost	$89	$116

The amount of Company contributions paid, and expected to be paid, during the current fiscal year is estimated to be approximately $676 in the aggregate.

Note 9 – Shareholder Matters

On August 23, 2004, the Company’s common stock was removed from listing on the American Stock Exchange in response to the Company’s request to the Securities and Exchange Commission for voluntary delisting.  The Company’s reasons for this action include the number of stockholders of record, the limited extent of trading in its stock, and the material costs of complying with the requirements of the rules and regulations of the Securities and Exchange Commission.

Note 10 – Subsequent Events

On November 29, 2004, the Company signed an agreement to sell substantially all of the operating assets of its Strydel Diversified Products division to May and Scofield, LLC. The purchase price for the sale will be $1,675, as well as additional amounts for the value of inventory and prepaid tooling at the date of the closing of the transaction.  If the closing had occurred on October 31, 2004, the consideration for the inventory and prepaid tooling amounts would have been approximately $473 and $91 respectively.

These amounts are not necessarily indicative of the valuation of the assets, and therefore the amount of additional purchase price to be received, as of the date of the closing.  The assets to be sold do not include cash or accounts receivable. The agreement also does not provide for the buyer to assume any liabilities other than the assumption of certain contractual obligations.

The completion of the transaction is contingent upon certain closing conditions.  The closing is expected to occur no later than March 31, 2005.  There can be no assurance, however, that the closing will occur.

The Company expects that the transaction will enable it to focus on and strengthen its core competencies, the manufacture and sale of toys and metal lithography.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(amounts in thousands)

Item 2.   Management’s discussion and analysis of financial condition and results of operations

Results of operations

Net sales for the nine months ended October 31, 2004 decreased approximately 19.4% to $17,507 from $21,734 for the comparable period of 2003. For the three months ended October 31, 2004, net sales increased slightly to $8,583 from $8,564 for the quarter ended October 31, 2003. Please refer to Note 4 to the condensed consolidated financial statements for a breakdown of sales by segment.  For the nine months ended October 31, 2004, the domestic toy segment accounted for approximately $2,000 of the sales decrease, while the international segment recorded an increase of approximately $100.  In the aggregate, all toy categories except the new ETO™ electronic drawing toy recorded lower sales volume during the three- and nine-month periods of the current year, primarily due to continuing weak demand for the Betty Spaghetty® fashion doll in the domestic and European markets, and reduced shipments of Etch A Sketch® products and seasonal water toys.  Shipments of ETO™ were also negatively impacted, in part due to production delays experienced at our overseas supplier.

The diversified products segments reported a combined decrease in net sales of approximately $2,200 for the current nine month period with most of the decline in the Ohio Art Diversified Products segment.  That segment has been impacted by an industry-wide shortage of steel, coupled with a reduction in demand due to higher prices for raw materials and finished goods, and competitive pressures related to over capacity in the industry.  For the current three-month period, the company experienced a decrease in net sales in the Ohio Art Diversified Products segment of approximately $700, attributable to the same factors described above.  Sales by the Strydel diversified products segment were flat for the three-month period and off by approximately $100 for the nine-month period in comparison to the three- and nine-month periods ended October 31, 2003, primarily due to a relative decline in demand from the automotive sector.

The Company’s business is seasonal, with approximately 55% to 60% of its sales being made in the last six months of the calendar year in recent years.  Because of the seasonality of the Company’s business, the dollar order backlog at the most recent period end, November 30, 2004, is not necessarily indicative of expectations of sales for the full year.  Subject to industry practice and comments as detailed in the Company’s report on form 10-K for the year ended January 31, 2004, order backlog as of November 30, 2004 is approximately $4,200 versus $4,400 at the same date in 2003.

Other income for the nine-month period ending October 31, 2004 increased to $933 from $582 for the comparable period of 2003.  For the three-month period ending October 31, 2004, other income increased to $321 from $156 for the comparable period of 2003.  The increase in the nine-month period is primarily due to higher sublicensing royalties paid by international partners, while the more recent increases in the three-month period are related to the increased value received for the sale of scrap steel by the metal lithography division.

Gross profit margin (percentage) for the nine-month period ending October 31, 2004 (24.0%) fell from the nine months ended October 31, 2003 (28.5%).  The decline was due primarily to lower margins in the domestic and international toy segments resulting from sales of overstocked inventory at discounted prices in the early part of the fiscal year, and an overall reduction in shipments.

Gross profit margin (percentage) for the three-month period ended October 31, 2004 (32.3%) increased from the comparable three-month period of 2003 (32.1%).  The increase was largely due to higher shipments of toys to the domestic and international markets, as toy items tend to sell at a higher margin than products in the Diversified Products divisions.

Selling, administrative, and general expenses for the nine months ended October 31, 2004 increased slightly to approximately $7,711 from approximately $7,516 for the comparable period of 2003, and increased to $3,229 for the three-month period ended October 31, 2004 from $2,552 for the comparable period of 2003.  For the three- and nine-month periods, outside product development and royalty expenses accounted for a large part of the increase.  In addition, advertising expense in the three-month period increased by approximately $350.

Interest expense decreased to $56 for the nine months ended October 31, 2004 from $100 for the comparable period of 2003, and was $21 for the three months ended October 31, 2004 and the comparable period of 2003. While short-term borrowings were higher at the end of the third quarter of 2004 to allow for the accumulation of inventory prior to the holiday season, long-term debt has continued to decline, and is $500 lower at October 31, 2004 than the quarter ended October 31, 2003.

No income taxes were recorded for the nine-month and three-month periods ended October 31, 2004.  An income tax benefit of $288 was recorded for the nine-month period ended October 31, 2003, with an income tax obligation of $52 being recorded for the three-month period ended on the same date.  Income taxes are based upon estimates of the full fiscal year effective tax rate.

Liquidity and Capital Resources

Cash used in operations for the nine-month period ended October 31, 2004 was $(1,057) versus cash provided by operations of $1,043 for the comparable period of 2003.  In addition to a net loss of $2,633, cash was used by increases in inventories and accounts receivable, although this use of cash was somewhat offset by higher accounts payable.

Cash used in investing activities for the nine month period ended October 31, 2004 was $386 compared to a cash usage of $689 in the comparable period of 2003.  The decrease in capital expenditures in the nine-month period of 2004 is primarily due to the postponement of planned purchases.

Cash provided by financing activities for the nine month period ended October 31, 2004 was $871 compared to cash used in the comparable period of 2003 of $2,149.  The cash provided in the 2004 period is primarily attributable to an increase in borrowings on the Company’s line of credit.

Effective August 2, 2002, the Company executed a five-year $2,500 term loan to replace its existing term loan. The outstanding balance on the loan as of October 31, 2004 was $1,425.  Effective May 21, 2003, the Company entered into a one-year demand line of credit agreement that provides for borrowings of up to $5,000. This agreement was extended for an additional 12 month period in June 2004.  The amount available under the agreement as of October 31, 2004 was $3,647. The line of credit facility and term loan are collateralized by the assets of the Company.

The Company was in compliance with the covenants included in its loan agreements at October 31, 2004 and October 31, 2003.

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

The Company has established a reserve for customer returns and defective merchandise based on its past experience.  As of October 31, 2004, the accrual rate was 2.4% of gross sales and the account balance was $638.

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

Other comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities and minimum pension liability adjustments required by generally accepted accounting principles, are reported as a direct adjustment to the equity section of the balance sheet.  Such items, along with net income, are considered components of comprehensive income.  Accumulated other comprehensive income (loss) consists solely of the minimum pension liability adjustment, net of tax benefit of approximately ($1,063) as of October 31, 2004.

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

PART II - OTHER INFORMATION

Item 6.            Exhibits and reports on Form 8-K

a.          Exhibits

2                                          Asset purchase agreement dated November 29, 2004 by and between the Company and Strydel, Inc. and May and Scofield, LLC, providing for the sale of certain assets of Strydel, Inc. to May and Scofield LLC.  Note:  the asset purchase agreement is followed by a list briefly identifying the contents of all omitted schedules and exhibits.  The Company will furnish a copy of any omitted schedule or exhibit to the Commission upon request.

31.1                           Certification of William C. Killgallon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Jerry D. Kneipp pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32                                    Certification of William C. Killgallon and Jerry D. Kneipp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.         Reports on Form 8-K

A current report on Form 8-K dated September 7, 2004 was furnished to announce the Company’s financial results for the second quarter and six months ended July 31, 2004.

A current report on Form 8-K dated December 2, 2004 was filed to announce that the Company had signed an agreement to sell certain assets of its Strydel Diversified Products division to May and Scofield, LLC.

The information called for in Items 1, 2, 3, 4, and 5 are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE OHIO ART COMPANY
(Registrant)

Date: December 15, 2004	/s/ William C. Killgallon
William C. Killgallon
Chief Executive Officer
Chairman of the Board

Date: December 15, 2004	/s/ Jerry D. Kneipp
Jerry D. Kneipp
Chief Financial Officer
Treasurer